Form 10-K
period 1993-12-31
IMO INDUSTRIES INC
filed 1994-03-31
CIK 804151

Form 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT  OF 1934       [FEE REQUIRED]

For the fiscal year ended        December 31, 1993
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934      [NO FEE REQUIRED]

For the transition period from                to

Commission file number - 1-9294

                           Imo Industries Inc.
    (Exact  name  of  registrant  as  specified  in  its charter)

           Delaware                                21-0733751
  (State  or  other jurisdiction     (I.R.S. Employer Identification No.)
 of incorporation or organization)

         3450 Princeton Pike
      Lawrenceville, New Jersey                          08648
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code 609-896-7600.

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title  of each class                       which registered

      Common  Stock, $1.00 par value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been  subject to such filing requirements for the past 90 days.
Yes  X . No    .

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( )

      Aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock on the New York Stock Exchange, Inc. on
March 15, 1994 ............................................$135,290,160

Shares of Registrant's common stock, $1.00 par value, outstanding as of March 15, 1994 ...................................... .16,911,270

                      DOCUMENTS INCORPORATED BY REFERENCE

      Identification  of  Documents      Part  into  which Incorporated

      Portions of the Company's Proxy      Items 10, 11, 12 of Part III
     Statement for its Annual Meeting of
     Stockholders to be held May 24, 1994


                       TABLE OF CONTENTS
                             PART I

Item

1.  Business........................................................
      General.......................................................
      History.......................................................
      Industry Segments.............................................
      Discontinued Operation........................................
      Restructuring Plan............................................
      Competition...................................................
      Product Distribution and Customers............................
      Backlog.......................................................
      Raw Materials.................................................
      Patents, Licenses and Trademarks..............................
      Research and Development......................................
      Environmental Matters.........................................
      Employees.....................................................
2.  Properties......................................................
3.  Legal Proceedings...............................................
4.  Submission of Matters to a Vote of Security Holders.............
Executive Officers of the Registrant................................


                            PART II

5.  Market for the Registrant's Common Equity
      and Related Stockholder Matters...............................
6.  Selected Financial Data.........................................
7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations.................
8.  Financial Statements and Supplementary Data.....................
9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure........................


                            PART III

10. Directors and Executive Officers of the Registrant..............
11. Executive Compensation..........................................
12. Security Ownership of Certain Beneficial Owners
      and Management................................................
13. Certain Relationships and Related Transactions..................


                            PART IV

14. Exhibits, Financial Statement Schedules and
      Reports on Form 8-K...........................................
Exhibit Index.......................................................
Signatures..........................................................



                             PART I

Item 1.   Business.

General

Imo Industries Inc.  (hereinafter  with  its  subsidiaries
referred  to  as  the "Company")   is  an  integrated
multinational  manufacturing  company that designs,  produces and
markets  proprietary  products  focused on   controls  and on
engineered power products and their support services. The Company operates in the United States, Canada, several European countries, Mexico and the Pacific Rim. In 1993, the Company redefined its business segments and reclassified previously reported financial information. The Company's continuing core operations are divided into three business segments:

The  Morse Controls  Business   segment  designs  and  produces
push-pull cable and control systems and automotive products including actuators, window controls, latches and door panels/assemblies.

The Pumps, Power Transmission & Controls Business segment designs and produces a broad range of rotary pumps, including a proprietary line of three-screw pumps; electronic adjustable-speed motor drives, gears and speed reducers; and transducers and switches for sensing, measuring and controlling pressure, temperature and liquid level and flow.

The  Turbomachinery Business   segment  designs  and  produces
steam turbines, rotary compressors, and steam condensers.   The
segment also has a coordinated aftermarket parts and services program.

In addition to the three segments comprising the Company's continuing core operations, the Company has an Other Business segment included in its continuing operations for financial reporting purposes. This segment includes operations previously sold and operations to be sold as part of the Company's asset divestiture program.

The Company has announced that it will sell its Electro-Optical
Systems operations and is accounting for this business as a discontinued operation and, accordingly, has not included these operations in the Company's segments.

History

The Company, founded in 1901 in the United States by Dr. Carl Gustaf Patrik de Laval, a Swedish scientist, was acquired by
Transamerica Corporation ("Transamerica") in 1963.   In 1964,
Transamerica merged its existing wholly owned manufacturing subsidiary, General Metals Corporation, into the Company. At the close of business on December 18, 1986, Transamerica distributed all of the issued and outstanding shares of the Company Common Stock to holders of record of Transamerica Common Stock on the basis of one share of Company Common Stock for each ten shares of Transamerica Common Stock held ("Distribution"). Following the Distribution, the Company has operated as a publicly traded company.

Industry Segments

A description of the principal products and services offered by each core business segment of the Company, as well as the principal markets for such products and services, are set
forth  below.   Certain information in response to  this  item
with respect to net sales, operating profit, and identifiable assets of each of these segments and by geographic area is contained in Note 10 of the Notes to Consolidated Financial Statements included in Part IV of this Form 10-K Report as indexed at Item 14(a)(1). On October 29, 1992, the Company announced a restructuring plan pursuant to which it divested six of its operating units in 1993 and is seeking to divest certain other non-strategic businesses and underutilized real estate holdings. In January 1994, the Company announced its intention to dispose of its Electro-Optical Systems business, which is being accounted for as a discontinued operation. Additional information regarding the businesses sold and held for sale and the discontinued operation is provided later in this section and is contained in Note 3 and Note 2, respectively, of the Notes to Consolidated Financial Statements.

  Morse Controls

The Morse Controls Business segment operations, consisting of the Morse Controls and Roltra-Morse businesses, manufacture precision mechanical control products and systems that are primarily used for automotive, marine, and industrial applications.

This segment produces, among other products, push-pull cable and control systems used to control and actuate functions, such as steering and valve adjustment, and as an alternative to electrical systems. Applications include throttle control and steering systems for both off-the-road vehicles and pleasure boats. The segment also manufactures a manual gear shift system that is currently used in Fiat and Lotus automobiles, and actuators, window controls, latches and door panels/assemblies for Fiat.

  Pumps, Power Transmission & Controls

The Pumps, Power Transmission & Controls Business segment units produce a wide range of products that control the speed, force
and  direction  of  motion in processes  and products.   Major
products in this segment include speed reducers, gears, liquid level indicators, transducers and a range of rotary pumps, including a proprietary line of three-screw pumps. These products are used by a diverse customer base in the marine, elevator, oil and gas and general industrial markets. The IMO Pump, Warren Pumps, Boston Gear, Delroyd Worm Gear, Fincor Electronics, Gems Sensors and TransInstruments operations of the Company comprise this Business segment.

The segment's pump operations design and manufacture screw-type fuel, lube oil and hydraulic pumps for use primarily by the marine, process, oil and gas and elevator industries. The segment's three-screw pumps are the leading low-noise-level pumps used in United States Navy vessels and in many commercial vessels. These pumps are also used to power hydraulic elevators, lubricate diesel engines and fuel gas turbines. The segment's two-screw pumps are used by the pulp and paper industry and in other high-viscosity-process applications.

The segment's power transmission operations produce speed reducers and loose gearing which are recognized as leading products in their market niches. The speed reducers and gear boxes are used to reduce the output speed and increase the torque of power trains. The operations also produce worm gear sets used as speed reducers by original equipment manufacturers, and by oil and gas and industrial machinery customers.

In addition, the power transmission sector manufactures AC and DC adjustable-speed motor controls that are utilized to variably adjust the speed of electric motors. Customized systems for process controls used in such applications as printing, tire and glass production and material handling make up a large portion of the segment's motor controls sales.

The controls operations of this segment design and manufacture products that perform a wide variety of critical sensing, measuring, monitoring and control functions.

Tank level indicators, level switches, solid state relays and flow meters are manufactured principally for marine and general industrial applications. These indicators are used in ocean-going tankers, military vessels, petrochemical facilities and
industrial  and commercial products around the world.   Hundreds
of varieties of liquid-level monitors, indicators and switches are manufactured for use by more than 30,000 customers.
Pressure transducers are used to measure pressure as a continuous function and are sold to a wide segment of the general industrial market.

  Turbomachinery

The major products of this segment are steam turbines and compressors. Steam turbines principally are used to drive generators, compressors and pumps. Compressors are sold primarily to the oil and gas exploration and production industry, and the chemical and petrochemical industries. The segment continues to manufacture steam condensers, and is the leading supplier of steam condensers for United States Navy nuclear submarine propulsion systems.

A primary emphasis of this segment is to service, repair, retrofit and upgrade, and furnish spare parts for a variety of customers operating in the power generation and process, oil and gas industries. The segment has a coordinated aftermarket parts and service program designed to extend the life or increase the efficiency of high-speed rotating machinery manufactured by the Company and others. The aftermarket parts and services program is consolidated in the segment's TurboCare operation. The Turbomachinery segment includes the Delaval Turbine and Delaval Condenser operations as well as the TurboCare operation.

Discontinued Operation

In January 1994, the Company announced its intention to dispose of its Electro-Optical Systems operations which consists of the Company's subsidiaries Varo Inc. and Baird Corporation. Under a plan approved by the Board of Directors, the Company intends to sell these operations in 1994 and has engaged an outside investment banking firm to assist in the divestiture.

In accordance with APB Opinion No. 30, the disposal of this business segment has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as a Discontinued Operation in the accompanying Consolidated Statements of Income. Prior year financial statements have been reclassified to conform to the current year presentation.

See Note 2 to the Consolidated Financial Statements located in
Part IV of this Form 10-K Report as indexed at Item 14 (A)(1) for additional details regarding the discontinued operation.

Restructuring Plan

   Asset Divestiture Program

On October 29, 1992, the Company announced a restructuring plan pursuant to which it was seeking the divestiture of operations representing approximately 15% of its assets. The planned divestitures included units of its aerospace businesses, units of its instruments and transducer businesses, certain other non-strategic businesses and underutilized real estate holdings. In January 1994, the Company announced plans to include the Electro-Optical Systems operations in the asset divestiture program as discussed above. As of December 31, 1993, the Company has sold its Heim Bearings, Aerospace and Barksdale Controls operations for proceeds of approximately $91 million, and thus has completed a significant portion of the asset divestiture program. These proceeds, net of related expenses, were used to repay senior debt in the amount of $81.9 million in 1993 in accordance with the terms of the restructured credit facilities.

Excluding the Electro-Optical Systems operations, the remaining assets to be sold in this program consist of a unit of the Company's instruments and transducer businesses, certain other non-strategic businesses and underutilized real estate holdings. The Company targets completion of the divestitures over the next 9 to 12 months. Based on current conditions, management now believes that certain of the remaining assets, both operating units and real estate, are unlikely to net the sale prices originally expected. Accordingly, the Company has deferred gains of $18.0 million on assets divested during 1993 and has provided $10.1 million for the loss now anticipated for the program as a whole.

   Restructuring Program

In January 1994, the Company announced plans to reduce the Company's cost structure and to improve productivity on a worldwide basis. The actions under this restructuring plan will include reductions in the number of employees and the consolidation of certain of the Company's operating units. The Company plans to consolidate its four domestic turbomachinery aftermarket maintenance operations into one operating unit and combine certain operations of its European mechanical controls and automotive components operating units. In the fourth quarter of 1993, the Company recorded a charge of $8.6 million relating to this program.

See Note 3 to the Consolidated Financial Statements located in
Part IV of this Form 10-K Report as indexed at Item 14(A)(1) for additional details regarding the asset divestiture and restructuring program.

Competition

The Company's products and services are marketed on a worldwide basis. Approximately 41% of the Company's products are marketed outside of the United States through wholly owned subsidiaries, sales offices and several joint ventures. Most markets in which the Company operates are highly competitive. The principal elements of competition for the products manufactured in each of the Company's business segments are design features, product quality, customer service and price.

Product Distribution and Customers

The Company's products are sold primarily through the Company's direct sales forces. During 1993, sales by the Company's direct sales forces accounted for approximately 93%, 67%, 73% and 74% of the Morse Controls, Pumps, Power Transmission & Controls, Turbomachinery and Other segments, respectively. The Company's remaining sales are made through distributors, dealers and agents.

The Morse Controls segment had sales to one commercial customer (Fiat S.p.A. and its subsidiaries) that accounted for 47%, 57% and 61% of segment sales, and 12%, 15% and 15% of consolidated sales in 1993, 1992 and 1991, respectively. None of the other business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. Sales as prime contractor to the United States Department of Defense represented 4.7%, 4.8%, and 5.3% of the Company's consolidated sales in 1993, 1992 and 1991, respectively. Total sales to the Department of Defense in the form of prime and subcontracts were approximately 11.1% of net sales in 1993, 12.2% of sales in 1992 and 15.3% of sales in 1991. The products sold to the Department of Defense are for military applications. The government's desire to reduce the national budget deficit continues to exert great pressure on all elements of the federal budget, particularly defense. Nevertheless, the Company believes that the type and array of programs it addresses help minimize the effect of the termination of any one program. The majority of such Department of Defense sales are subject to adjustment of profits or termination at the election of the government. If the government terminates a contract, it may be required to pay termination costs (including a proportionate share of any profit). In the Company's opinion, refunds to the government, if any, resulting from renegotiation of profits or termination of contracts or subcontracts at the election of the government will not have a material adverse effect on the financial position or
results of operations of the Company.   No customer other than
Fiat S.p.A. and its subsidiaries and the United States Department of Defense, accounted for 10% or more of consolidated sales in 1993, 1992 or 1991.

Backlog

The  Company's continuing operations' backlog of unfilled  orders at  February 28,  1994 and 1993 and at  December 31,  1993,  1992
and  1991 by  business  segment was as follows:

                          February 28           December 31
                         1994     1993      1993    1992    1991
                                   (Dollars in millions)

Morse Controls         $ 45.7   $ 43.3    $ 41.1   $ 42.8  $ 47.5
Pumps, Power             62.3     72.7      62.5     75.2    86.4
   Transmission &
   Controls
Turbomachinery           91.7    121.1     101.8    118.3   103.4
Other                     4.7     41.8       4.6     41.4    56.4
                       $204.4   $278.9    $210.0   $277.7  $293.7


Backlog is considered significant only to the Warren Pumps and Delaval Turbine operations of the Pumps, Power Transmission & Controls and Turbomachinery Business segments, respectively, which require long lead times for the manufacture of their products, and to the Roltra-Morse operation of the Morse Controls Business segment, the backlog for which is directly tied to a major customer's production schedule. Of the total backlog from continuing operations at December 31, 1993, the Company believes that all but approximately $8.8 million of its orders will be filled in 1994.

Raw Materials

The Company's operations obtain raw materials, component parts and supplies from a variety of sources, generally from more than
one supplier.   The sources are based in both the United States
and foreign countries. The Company believes that its sources of raw materials are adequate for its needs.

Patents, Licenses and Trademarks

The Company owns numerous unexpired United States patents (having an initial duration of 17 years and expiring at various times in the future), United States design patents and foreign patents (having an initial term that is governed by the law of the country and expiring at various times in the future), including counterparts of certain of its United States patents, in major industrial countries of the world. The Company's products are marketed under various trade names and registered United States and foreign trademarks (having an initial term that is governed by the law of the country and expiring at various times in the future). However, the Company does not consider any one patent or trademark or any group thereof essential to its business as a whole, or to any of its business segments. The Company relies, to an extent, on proprietary product knowledge and manufacturing processes in its operations.

Following the removal of the distinctive modifier "Transamerica" from the corporate name prior to the Distribution, the Company changed its name to "Imo Delaval Inc." in 1986 and to "Imo Industries Inc." in 1989. The Company's use of the name "Delaval" is restricted as a result of a contract by which the Company's assets were acquired from their former Swedish owner preceding the acquisition of the Company by Transamerica. The Company is permitted to use the "Delaval" name in connection with certain products of the Turbomachinery segment although rights to the name are also retained by the former Swedish owner.

Research and Development

The Company's ongoing research and development programs involve the development of new technologies to enhance the performance or lower the cost of manufacturing the Company's products, and the redesign of existing product lines either to increase their efficiency or to lower their manufacturing cost. Expenditures for research and development charged against continuing operations for 1993, 1992 and 1991 by business segment were as follows:

                                 Year Ended December 31
                                1993      1992     1991
                                  (Dollars in millions)

Morse Controls                 $ 3.3     $ 3.3    $ 3.0
Pumps, Power Transmission        3.6       3.9      3.5
   & Controls
Turbomachinery                   2.1       2.2      2.3
Other                            2.3       2.7      2.3
                               $11.3     $12.1    $11.1

Environmental Matters

The State of New Jersey Department of Environmental Protection and Energy (the "DEPE") has determined that the New Jersey Industrial Site Recovery Act ("ISRA") is applicable to the Company's New Jersey "Industrial Establishments" by reason of
the  Distribution.   Under  ISRA the Company's three existing
New Jersey  industrial  establishments will undergo a DEPE
approved  clean-up.   All existing adverse environmental
conditions and violations  are  being addressed through this ISRA
process.   Although the Company will have to correct conditions
requiring clean-up under ISRA, the Company does not expect ISRA compliance to have a material adverse effect on its financial condition.

In a number of instances the Company has received Notice of Potential Liability from the United States Environmental Protection Agency alleging that various of its divisions had arranged for the disposal of hazardous wastes at a number of facilities that have been targeted for cleanup pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). Although CERCLA liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it qualifies as a de minimis or minor contributor to each site with a large number of Potential Responsible Parties ("PRP's") owning a greater share. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will therefore not be material.

The Company has operations  in numerous  locations, some of which
require environmental  remediation.   However,  the  Company
does not know of or believe that any such matters or the cost of any required corrective measure, either individually or in the aggregate, will have a material adverse effect on the
financial condition  of  the  Company.   However, there can be no
guarantee that these matters or other environmental matters not currently known to the Company will not have such a material adverse effect.

Employees

At December 31, 1993, the Company employed approximately 6,500 persons worldwide of which 4,700 relate to continuing operations. Approximately 4,600 persons were employed in the United States, and approximately 1,900 persons were employed outside of the United States. There are approximately 1,000 persons covered by collective bargaining agreements with various unions expiring at various dates in 1994 through 1996. The Company considers its relations with its employees to be satisfactory.

Item 2.   Properties.

The Company has 54 manufacturing facilities in 12 states in the United States, the United Kingdom, Germany, Singapore,
Sweden, Switzerland, Mexico, Turkey (held by a joint venture), Italy, France, Spain and Australia of which 32 are owned and 22 are leased. In addition, the Company owns two closed
manufacturing facilities (approximately   276,000  square  feet
of building space on 69 acres of land) that are being  offered
for sale.   The properties owned  by the  Company consist of
approximately 4.06 million square feet of building space, inclusive of the 276,000 square feet of the closed facilities, on approximately 493 acres (including 204 acres of undeveloped land). The leases expire over a period of years from 1994 to 2054 with renewal options for varying terms contained in 6 of the leases. The Company's executive office, which is owned by the Company, is located in Lawrenceville, New Jersey and occupies approximately 41,000 square feet on ten acres.

The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for
the uses to which they are put.   The  Company  believes that its
properties have sufficient capacity to substantially increase their current utilization without incurring any significant additional capital expenditures.

The manufacturing facilities of the Company by business segment are summarized below:
                                                Square Feet of
                                                Building Space
                           Number of Plants     (In thousands)
                           Owned    Leased      Owned    Leased
Morse Controls               6        11        1,178      658
Pumps, Power Transmission
   & Controls               10         2          888      188
Turbomachinery               8         2        1,043       40
Other                        8         7          671      458
                            32        22        3,780    1,344


Item 3.   Legal Proceedings.

In August 1985, the Company was named as defendant in a lawsuit filed by Long Island Lighting Company ("LILCO"). The action stemmed from the sale of three diesel generators to LILCO for use at its Shoreham Nuclear Power Station. During testing of the diesel generators, the crankshaft of one of the diesel generators severed. The Company's insurers have defended the action under a reservation of rights.

On April 10, 1991, a jury, in a trial limited to liability, in the U.S. District Court in the Southern District of New York, found that the warranty was in effect from the time of shipment of the diesel generators until July 1986. On July 22, 1992, the trial court entered a judgment in the amount of $18.3 million which included interest to the judgment date.

On September 22, 1993, the Second Circuit Court of Appeals affirmed all lower court decisions in this matter. On October 25, 1993, the judgment against the Company was satisfied by payment to LILCO of approximately $19.3 million by two of the Company's insurers.

In late June 1992, the Company filed an action in the Northern District of California against one of its insurers in an attempt to collect amounts for defense costs paid to counsel retained by the Company in defense of the LILCO litigation. The insurer has refused to reimburse the Company for approximately $8 million in defense costs paid by the Company alleging that defense costs above reasonable levels were expended in defending this litigation. Upon motion by the defendant this action has now been transferred to the Southern District of New York and assigned to one of the judges who heard the underlying LILCO trial.

In January 1993, the Company was served a complaint in a case brought in California by another insurer alleging that the insurer was entitled to recover $10 million in defense costs previously paid in connection with the LILCO matter and $1.2 million of the judgment which was paid on behalf of the Company. The complaint alleges inter alia that the insurer's policies did not cover the matters in question in the LILCO case. An Answer denying the complaint has been filed in connection with this matter.

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought by approximately 20,000 claimants who allege injury caused by exposure to asbestos. Although the Company and its subsidiary have never been producers or direct suppliers of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary had components which contained asbestos. The allegations state a claim for asbestos exposure when Company-manufactured equipment was maintained or installed. Suits against the Company have been tendered to its insurers who are defending under their stated reservation of rights. The insurers for the subsidiary are being identified and will be provided notice. Tentative settlement agreements relating to approximately 10,000 claimants have been reached. Should additional settlements be reached at comparable levels, the settlements would not be expected to have a material effect on the Company.

The activities of certain employees of the Ni-Tec Division of the Company's Varo Inc. subsidiary ("Ni-Tec"), headquartered in Garland, Texas, are the focus of an ongoing investigation by the Office of the Inspector General of the United States Department of Defense and the Department of Justice (Criminal Division). On July 16, 1992, Ni-Tec received a subpoena for certain records as a part of the investigation, which subpoena has been responded to. Additional subpoenas for additional documents were received in September 1992, February 1993, and March 1994. The Company responded to the September subpoena, the government subsequently withdrew the February subpoena and the Company is in the process of responding to the March subpoena. The investigation appears directed at quality control, testing and documentation activities which began at Ni-Tec while it was a division of Optic-Electronic Corp. Optic-Electronic Corp. was acquired by the Company in November 1990 and subsequently merged with Varo Inc. in 1991.
The Company continues to cooperate fully with the investigation.

Regarding environmental matters, the operations of the Company, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

In a number of instances the Company has received Notice of Potential Liability from the United States Environmental Protection Agency alleging that various of its divisions had arranged for the disposal of hazardous wastes at a number of facilities that have been targeted for cleanup pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). Although CERCLA liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it qualifies as a de minimis or minor contributor to each site with a large number of Potential Responsible Parties ("PRP's") owning a greater share. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will therefore not be material.

The Company currently has pending against it, a lawsuit relating to performance shortfalls in products delivered by its Delaval Turbine Division in a prior year and two lawsuits pending against it relating to breach of contract and warranty claims with respect to its former diesel engine division. These actions seek damage awards ranging individually from $3 million to $8 million.

With respect to the litigation and claims described in the preceding paragraphs, it is management's opinion that the Company either expects to prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities;
however, the ultimate outcome of any of these matters is indeterminable at this time.

In addition, the Company is involved in various other pending legal proceedings arising out of the Company's business. The adverse outcome of any of these legal proceedings is not expected to have a material adverse effect on the financial condition of the Company. However, if all or substantially all of these legal proceedings were to be determined adversely to the Company, which is viewed by the Company as only a remote possibility, there could be a material adverse effect on the financial condition of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1993.

Executive Officers of the Registrant

The following table sets forth information concerning the names, ages and principal occupations of the executive officers of the
Company:

Name                     Age       Principal Occupation

Donald K. Farrar *       55        Chief Executive Officer
                                      and President
Thomas J. Bird, Jr.      50        Senior Vice President, General
                                      Counsel and Secretary
William M. Brown         51        Executive Vice President and
                                      Chief Financial Officer
J. Dwayne Attaway        52        Executive Vice President
John J. Carr             51        Executive Vice President
Brian Lewis              60        Executive Vice President
Gary E. Walker           56        Executive Vice President
David C. Christensen     60        Senior Vice President,
                                      Human Resources
Robert  A.  Derr, II     48        Vice President and Corporate
                                      Controller
Geoffrey M. Dobson       56        Vice President and Treasurer

*This executive officer is a director of the Company whose current term as a director will expire in 1995.

Donald K. Farrar joined the Company in his current position in September 1993. Prior to joining the Company, Mr. Farrar held various positions with Textron, Inc. and Avco Corporation for 24 years. He served as President, Chief Operating Officer and director of Avco until its 1985 acquisition by Textron. Thereafter, he served as Senior Executive Vice President, Operations and a director of Textron, Inc. until December 1989. From January 1990 until joining the Company, Mr. Farrar was a private investor.

Thomas J. Bird joined the Company as Vice President and Associate General Counsel in July 1990, and was promoted to his current position in June 1992. Prior to joining the Company, Mr. Bird held various positions with General Electric Company for 18 years, most recently as Group Counsel RCA Aerospace and Defense division from August 1987 to February 1988 and as General Counsel to GE Aerospace of General Electric Company from February 1988 until joining the Company.

William M. Brown joined the Company in his current position in June 1992. Prior to joining the Company, Mr. Brown held various positions with ITT Corporation for 25 years, most recently as Corporate Assistant Controller and General Auditor from December 1986 to April 1991 and as Corporate Vice President and Assistant Controller from April 1991 until joining the Company.

J. Dwayne Attaway joined the Company as Executive Vice President of the Company's Varo, Inc. operation in July 1989, and was promoted to his current position in December 1989.
Mr. Attaway has overall responsibility for the Company's Electro-Optical Systems business which consists of the Company's Varo and Baird operations. Mr. Attaway served as Corporate Vice President of Business Development at Ranco Inc. from 1987 to 1989, as Vice President and General Manager of the Ranco Inc. Electronics Division from 1982 to 1987, and prior to that was with Varo, Inc. for 17 years.

John J. Carr  was promoted to his current position in  July 1989.
From July 1985 to July 1989,  Mr. Carr was a  Group Vice
President of the Company.  Mr. Carr is responsible for the Boston
Gear, CEC Instruments, Delroyd Worm Gear, Fincor Electronics,
Gems Sensors, IMO Pump, TransInstruments and Warren Pumps operations of the Company.

Brian Lewis was promoted to his current position in July 1989. Mr. Lewis was President and Chief Operating Officer of the Controls Group of Incom International Inc. (acquired by the Company in December 1987) from 1985 until January 1988 and was a Group Vice President of the Company from January 1988 to July 1989. Mr. Lewis has responsibility for the Morse Controls and Roltra-Morse operations.

Gary E. Walker was promoted to his current position in February 1993. Mr. Walker served as Group Vice President of the Company from September 1991 to February 1993 and as Vice President and General Manager of the Delaval Turbine operation from September 1988 to September 1991. Prior to joining the Company he served from January 1987 to September 1988 as Vice President and General Manager of Turbonetics Energy Incorporated, a subsidiary of Mechanical Technology Inc. Prior to that, he had held various positions with General Electric for 21 years. Mr. Walker has responsibility for the Company's Delaval Turbine, Delaval Condenser and TurboCare operations.

David C. Christensen joined the company in his current position in August 1990. Previously, he was Senior Vice President, Human Resources for Pneumo Abex Corporation (and its predecessor Abex Corporation) from 1980 to September 1988. From September 1988 until joining the Company, Mr. Christensen was an independent human resources consultant.

Robert A. Derr, II joined the Company in his current position in 1988. Prior to joining the Company, Mr. Derr held various positions with The Stanley Works for nine years, most recently as Director of Corporate Accounting from 1982 to 1986 and as the Controller of the Vidmar Division of The Stanley Works from 1986 until joining the Company.

Geoffrey M. Dobson  joined the  Company  in his  current
position in April 1990. Prior to joining the Company, Mr. Dobson held various positions with Warner-Lambert Company for 21 years, most recently as Corporate Treasurer from August 1983 to January 1988 and as Vice President of Finance for the American Chicle Division from January 1988 until March 1989. From March 1989 until joining the Company Mr. Dobson served as President of Financial Functions Management, a financial consulting firm.

Each of these executive officers will hold office until his successor is chosen and qualifies or until his earlier
resignation or removal.   Any officer  may be removed  at any
time by the Board of Directors without prejudice to any contract rights which he may have.


                            PART II

Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters.

The Company's common stock (the "Common Stock") is listed on the New York Stock Exchange (stock symbol IMD). The following table sets forth, for the quarters indicated, the high and low closing price per share for the Common Stock as reported on the New York Stock Exchange Composite Tape and the amount of per share cash dividends declared by the Company during each quarter on its Common Stock.

                                                       Dividends
                                                       Declared
                         High           Low            Per Share

1992:
1st  Quarter        $   13 3/4       $ 10 5/8          $ .125
2nd  Quarter            12 7/8          9 5/8            .125
3rd  Quarter            12 1/2          9 5/8            .125
4th  Quarter             9 7/8          4 1/8             --

1993:
1st  Quarter             7 1/2          4 7/8             --
2nd  Quarter             7              5 7/8             --
3rd  Quarter             8              6 1/4             --
4th  Quarter             9 1/4          6 5/8             --

1994:
1st  Quarter             8 7/8          7                 --
  (through March 15, 1994)

The last sale price for the Company's Common Stock as reported by the New York Stock Exchange on March 15, 1994, was $8 per
share.   As of March  15, 1994,  there  were  approximately
26,411 holders  of  record  of  the  Company's Common Stock.

Five of the Company's long-term debt agreements contain, among other provisions, a restriction on retained earnings
available for payment of dividends.   Under the most  restrictive
provisions the Company was prohibited as of December 31, 1993 and is currently prohibited from declaring or paying cash dividends through at least March 31, 1995.

Item 6.   Selected Financial Data.
(Dollars in millions except per share amounts)
Year ended December 31, (a) <F1>
                                 1993      1992*<F2> 1991*<F2> 1990*<F2> 1989*<F2>

Net sales                        $ 641.7   $ 733.6   $ 777.3    $ 818.2   $ 655.3
Gross profit                       182.9     187.8     211.1      230.5     199.2
Selling, general and administrative
  expenses                         135.0     142.8     140.7      133.2     117.2
Research and development expenses   11.3      12.1      11.1       11.5       9.1
Unusual items                       17.7      24.0         -          -         -
Income from continuing operations
  before interest, income taxes,
  minority interest, extraordinary
  item and cumulative effect of
  change in accounting principle    22.2      18.0      66.6       96.7      80.3
Interest expense                    46.2      50.2      50.9       48.8      36.2
Income (loss) from continuing
 operations before extraordinary
 item and cumulative effect of
 change in accounting principle    (39.1)    (22.3)      9.5       25.6      26.7
Discontinued operation,
  net of taxes                    (213.3)    (32.7)      1.9       (4.4)      7.2
Extraordinary item                 (18.1)        -         -          -         -
Cumulative effect of change in
 accounting principle, net of taxes    -     (27.6)        -          -         -
Net income (loss)                 (270.6)    (82.6)     11.4       21.2      33.9
Earnings (loss) per share:
  Continuing operations before
    cumulative effect of change in
    accounting principle and
    extraordinary item              (2.32)    (1.32)      .57       1.45      1.48
  Discontinued operation           (12.63)    (1.94)      .11       (.25)      .40
  Extraordinary item                (1.07)        -         -          -         -
  Cumulative effect of change in
    accounting principle                -     (1.64)        -          -         -
  Net income (loss)                (16.02)    (4.90)      .68        1.20      1.88
Cash dividends per share                -       .375      .50         .485      .41
Capital expenditures                13.9      18.1      18.4        29.4      35.9
Depreciation and amortization
   expense                          29.4      30.9      30.9        28.4      22.9
Working capital                    107.1     111.0     226.8       239.7     302.5
Total  assets:
   Continuing operations           552.9     684.5     695.2       722.2     759.3
   Discontinued operation           85.0     266.1     286.9       282.4     212.8
      Total assets                 637.9     950.6     982.1     1,004.6     972.1
Total long-term debt including
  current portion                  362.3     399.4     410.4       415.2     412.9
Shareholders' equity (deficit)     (34.0)    241.4     336.9       333.5     332.5

<F1> (a) The notes to the consolidated financial statements located in
         Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.

<F2> * Reclassified to conform to 1993 presentation.



Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations.

Restructuring Plan

The Company has completed a significant portion of the asset divestiture program adopted in October 1992. The Company sold its Heim Bearings, Aerospace and Barksdale Controls operations for proceeds of approximately $91 million in 1993. Net proceeds from these sales have been used to reduce senior debt. Results of these operations to their date of sale as well as operations remaining to be sold, other than the Electro-Optical Systems business, are included in continuing operations reported in the consolidated financial statements. Gains of $18.1 million on the assets divested during 1993 have been deferred and applied to the reserve for divestitures.

Pursuant to a plan announced in January 1994, the Company intends to sell its Electro-Optical Systems business. The post-cold war slowdown in defense spending has impacted the Electro-Optical Systems operations and its recent performance. Selling the business will help the Company reduce debt, halt further cash drains, and concentrate the Company's focus on its core businesses. The sale of this business segment is planned to be consummated within the year. In accordance with APB Opinion No. 30, the disposal of this business segment has been accounted for as a discontinued operation and accordingly, its operating results are segregated and reported as a Discontinued Operation in the accompanying Consolidated Statements of Income. The assets and liabilities have been condensed into net assets of discontinued operation on the accompanying Consolidated Balance Sheets. The prior year amounts have been reclassified to conform to the 1993 presentation.

The Company is implementing cost-cutting measures at its remaining operations to reduce its expense structure and to eliminate duplicative functions by consolidating some of its smaller operating units. The Company is consolidating its four domestic turbo-machinery aftermarket maintenance divisions into one TurboCare division; is consolidating certain operations in the European mechanical controls and automotive components divisions; and is revising operating processes and reducing employment levels at the turbomachinery, pumps and other operations. The Company expects these programs to generally be complete by mid-year and the number of employees company-wide is forecast to decline by approximately 450, or 9% from continuing operations, between mid-1993 and mid-1994. The restructurings are expected to provide net cash benefits of approximately $3 million in 1994 and $13 million annually thereafter.

Also as a result of restructuring, the Company has realigned its businesses into new groupings for management and segment reporting purposes. The Power Products and Services Group is basically unchanged but will now be known as the Turbomachinery segment. The Mechanical Controls Group, which previously contained three of the Aerospace divisions (sold September 1993), is now called the Morse Controls segment. The Power Transmission Group lost two Aerospace divisions through divestiture but gained Gems Sensors, Fincor Electronics and TransInstruments through realignment. This Group is now known as Pumps, Power Transmission & Controls segment. The Instruments Group no longer exists because the Electro-Optical Systems business is now accounted for as a discontinued operation. Finally, the operating units sold and the remaining assets to be sold as part of the asset divestiture program, except for the Electro-Optical Systems operations, have been grouped as a separate segment entitled Other for segment reporting purposes.

Results of Operations

The twelve months ended December 31, 1993 include net unusual charges of $17.7 million in loss from continuing operations. These charges include $8.6 million related to the restructuring and consolidation of certain of the Company's operating units (principally comprised of severance costs), $10.1 million for an expected net loss overall, based on current conditions, on the Company's asset divestiture program, and $5 million in debt related financing fees. These charges are net of a reversal of a $6.0 million reserve during the third quarter of 1993, as a result of a change in estimate related to legal costs associated with pending litigation.

As a result of unanticipated losses in 1993, the Company provided reserves of $15.0 million against previously recorded future tax benefits. These tax benefits may be realized in future years.

The results of operations for the twelve months ended December 31, 1993 also include an extraordinary item of $18.1 million ($1.07 per share) representing fees and expenses related to extinguishment of senior debt of which approximately $4.0 million required immediate cash outlays, approximately $2 million relates to the write-off of previously deferred debt expense and $11.9 million was provided as an estimate for make-whole notes ("Make-Whole Notes") to be issued to the holders of debt being retired. Through December 31, 1993, Make-Whole Notes of $11.5 million have
been issued and are included in long-term debt.   Additionally,
approximately $4 million of fees related to the restructured credit facilities was paid in 1993. This amount is being amortized over the term of the facilities.

The twelve months ended December 31, 1992 include unusual charges of $24.0 million in loss from continuing operations principally for the estimated costs associated with pending litigation and certain warranty and claim settlements. Of this amount, $6 million was reversed in the third quarter of 1993 as a result of a change in estimate, approximately $1.6 million and $1.5 million required cash outlays in 1993 and 1992, respectively.

The twelve months ended December 31, 1992 include a charge of $27.6 million after tax ($1.64 per share) related to the adoption of FASB Statement No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." This charge has been reported as a cumulative effect of a change in accounting principle and was retroactively applied as of January 1, 1992.

In March 1994, the Company amended its policy regarding retiree medical and life insurance plans. This amendment, which affects some current retirees and all future retirees, phases out the Company subsidy for retiree medical and life insurance over a three year period ending December 31, 1996. The Company expects to amortize associated reserves to income over the phase out period at approximately $7 million per year. The Company does not anticipate a significant increase or decrease in cash requirements related to this change in policy during the phase out period. The Company reduced the discount rate actuarial assumption in 1993 to 7.5% from 8.5% in 1992 in line with the change in the overall economic environment. This change has an insignificant effect on the net periodic postretirement benefit cost.

Losses from discontinued operation amounted to $213.3 million or $12.63 per share in 1993 and $32.7 million (net of income tax benefit of $15.6 million) or $1.94 per share in 1992, and income of $1.9 million (net of income tax expense of $1.7 million) or $0.11 per share in 1991. The loss recorded in 1993 includes an estimated loss on disposal of $168.0 million, most of which represents a non-cash adjustment to reduce the carrying value of assets to estimated realizable value. Of the total estimated loss on disposal, cash outlays are not expected to exceed $11 million. The results from operations for the discontinued operation include allocations for interest of $10.2 million, $7.7 million and $7.7 million for 1993, 1992 and 1991, respectively.

The Company had a loss from continuing operations before extraordinary item of $39.1 million or $2.32 per share in 1993 primarily as a result of the net unusual charges of $17.7 million and the $15.0 million reserve provided against previously recorded future tax benefits. The Company had a loss from continuing operations before cumulative effect of change in accounting principle of $22.3 million or $1.32 per share in 1992 primarily as a result of unusual charges of $24.0 million. In 1991 there was income from continuing operations of $9.5 million or $0.57 per share.

The net loss per share in 1993 was $16.02 compared with a net loss per share of $4.90 in 1992 and net income per share of $0.68 in 1991.

                                  1993      1992      1991
Earnings (loss) per share:
  Continuing operations before
   extraordinary item and
   cumulative effect of change
   in accounting principle      $(2.32)    $(1.32)     $.57
  Discontinued operation       $(12.63)    $(1.94)     $.11
  Extraordinary item            $(1.07)         -         -
  Cumulative effect of change
   in accounting principle           -     $(1.64)        -
  Net income (loss)            $(16.02)    $(4.90)     $.68


Net Sales

Net sales from continuing operations in 1993 were $641.7 million, a decline of $91.9 million or 12.5% from $733.6 million for 1992. Included in these sales are the sales of divested and soon to be divested divisions (Other segment) amounting to $80.4 million in 1993 and $115.1 million in 1992, accounting for $34.7 million of the decline in sales from continuing operations. Most of this decline is because six divisions were sold in 1993, therefore contributing for only a part of the year versus a full year for 1992. Excluding the Other segment, the Company's core businesses had sales of $561.3 million in 1993 versus $618.5 million in 1992, a decline of $57.2 million or 9.2%. Two-thirds of this decline, approximately $37 million, was due to unfavorable foreign exchange rate effects. The major portion of the remaining decline is attributable to decreases in volume occurring in the turbomachinery and Italian automobile businesses.

Net sales from continuing operations in 1992 were $733.6 million compared with $777.3 million in 1991, a decrease of $43.7 million or 5.6%. A decline in defense business, reduced sales to the Italian auto market, reduced revenues from the Turbocare maintenance group and the sluggish economies worldwide all contributed to the decline. The Other segment accounted for $18.1 million of the decreased revenues.

Costs and Expenses

In 1993, gross profit margins from continuing operations improved to 28.5% of sales compared with 25.6% for 1992. Excluding provisions and other charges recorded in the third quarter of 1992, the gross profit margin for the year was 27.6%. The year-to-year improvement reflects the favorable effects of cost-reduction and other operational improvement programs implemented over the past two years. The gross profit margin from continuing operations for 1991 was 27.2%.

Selling, general and administrative expenses for continuing operations decreased $7.8 million from 1992 with the Other segment accountable for $4.6 million of the decrease as a result of six of the divisions having been sold during the year.
Selling expenses for the core businesses increased $4.1 million in 1993 primarily because of the consolidation of a joint venture that became wholly-owned in late 1992 and the Company's continued efforts in the market place. General and administrative expenses decreased $8.8 million on a year-to-year basis with the lower costs occurring throughout the Company, including a significant portion at Corporate headquarters, reflecting efforts to keep these costs in line with the level of business. However, because of the lower sales but holding firm on the selling effort, total selling, general and administrative expenses for continuing operations were 21.0% of sales in 1993 compared with 19.5% for 1992.

Selling, general and administrative expenses for continuing operations increased $2.1 million in 1992 from 1991 with a major portion of the increase attributable to medical insurance costs, legal fees and settlements, and severance costs. This, combined with the lower sales, resulted in such expenses increasing to 19.5% of sales for 1992 compared with 18.1% in 1991. Research and development expenditures for continuing operations were 1.8% of sales in 1993, 1.6% in 1992 and 1.4% in 1991.

Average borrowings in 1993 were $21 million lower than in 1992. As a result, total interest expense (before allocation to discontinued operations) of $57.2 million in 1993 was $2.3 million less than in 1992. Similarly, because average borrowings in 1992 were $18 million lower than in 1991, interest expense of $59.5 million in 1992 (before allocation to discontinued operations) decreased $1.3 million compared with 1991. The interest expense for continuing operations as shown on the Consolidated Statements of Income excludes interest expense incurred by the discontinued operation as well as an interest allocation to the discontinued operation of $10.2 million in 1993, $7.7 million in 1992 and $7.7 million in 1991.

Equity in income of unconsolidated companies was $2.6 million, down from the $6.3 million recorded in 1992, primarily because of a reduced level of business in the Company's European-based turbomachinery affiliate, Delaval Stork. Equity in income of unconsolidated companies was $4.9 million in 1991.
Income tax expense for 1993 was $15.0 million. This amount is principally comprised of the provision of a reserve against previously recorded tax benefits. The Company has not recorded a benefit for the current year loss. A valuation allowance has been established in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." These tax benefits may be realized in future years.

The Company has a net operating loss carryforward of approximately $49 million expiring in 2008 and has foreign tax credit carryforwards of approximately $5 million expiring through 1998. These carryforwards are available to offset future taxable income and have been reserved in accordance with FASB Statement No. 109. The difference between the tax net operating loss carryforward and the book loss for 1993 is principally non-deductible goodwill and other expenses not currently deductible.

Taxes have not been provided on the unremitted earnings of foreign subsidiaries, since it is the Company's intention to indefinitely reinvest these earnings. This policy has no impact on the Company's liquidity since the Company does not anticipate paying any U.S. tax on these unremitted earnings. The amount of foreign withholding taxes that would be payable on remittance of these earnings is approximately $1 million.

Segment Operating Results

The Morse Controls segment had sales of $163.9 million for the twelve months of 1993, compared with $192.7 million for the same
period in 1992, a 15.0% decline   resulting from the reduced
level of activity in the Italian automotive industry and adverse effects of foreign exchange rates. It is anticipated that sales into the Italian automotive industry will improve in 1994 over 1993. Operating income for the segment was $3.5 million in 1993 compared with $6.6 million in 1992. The decline is primarily attributable to unusual items related to restructuring and facilities consolidations and the sharply reduced level of activity in the Italian automotive industry. Sales in 1992 were flat compared with 1991. Excluding charges of $2.2 million in the third quarter of 1992 relating to reducing certain assets to estimated net realizable values, operating income of the 1992 period was unchanged compared with 1991.

The Pumps, Power Transmission & Controls segment had sales of $249.9 million in 1993, a 5.8% decline from the $265.3 million recorded in 1992. Sales were down in each of the three sectors, with the largest declines in pump and instrument sales in European markets. This was caused largely by the weak economic environment in Europe and by the adverse effects of foreign exchange rates. Segment operating income for 1993 was $22.2 million, an 11.1% improvement over 1992. Profits benefited from reduced inventory carrying costs and operational improvements resulting in generally lower expense levels. Sales in 1992 declined 1.8% compared with 1991. Segment operating income was down $4.1 million in 1992 compared with 1991 primarily due to inventory and other asset valuation adjustments.

The Turbomachinery segment had revenues of $147.5 million, an 8.0% decline from the $160.4 million for 1992, due primarily to delays in production of turbomachinery units. Offsetting slightly the decline in turbomachinery unit revenues was an increase in aftermarket maintenance and repair activity over the prior year. Operating income for 1993 was $4.7 million in 1993 versus $1.9 million in 1992, including unusual items in both years. If unusual items totaling $2.0 million for restructuring costs in 1993 and $7.3 million for certain warranty and claim settlements in 1992 were excluded, operating income in 1993 would be $6.7 million and in 1992 would be $9.2 million. This decline in operating income was due primarily to lower volume and lower prices. Revenues declined 11.5% in 1992 compared with 1991 due principally to the segment's defense markets and lower revenues from the TurboCare maintenance group. Operating income of $1.9 million in 1992 was down significantly from the $23.4 million reported in 1991 mainly as a result of the provisions for certain warranty and claim settlements, and turbomachinery cost overruns caused by a control mechanism component failure in a major machining center.

The Other segment had sales of $115.1 million for the twelve month period of 1992 as compared with $80.4 million for the same period of 1993. This decline in sales is attributable to the divisions sold in 1993 contributing for only a part of the current year versus a full year in 1992. The decline in the Other segment operations will continue as the Company expects to complete the sale of these businesses over the next 9 to 12 months. Operating income for both 1993 and 1992 was heavily impacted by unusual items. In 1993, unusual items included a provision of $10.1 million for expected losses as part of divesting the remaining assets in this segment, offset in part by a $6.0 million credit as a result of a change in estimate related to legal costs associated with pending litigation. In 1992, unusual items included $16.0 million, primarily for estimated costs associated with pending litigation. Including the unusual items, there was operating income of $2.1 million for 1993 and an operating loss of $7.1 million for the year 1992. Sales of the Other segment declined 13.6% in 1992 compared with 1991 due mainly to volume reductions in the aerospace related businesses. In addition to unusual items in 1992, pricing pressures in the Company's aerospace business (which was sold in September 1993) caused the operating income in 1992 to decline compared with 1991.

Liquidity and Capital Resources

The Company's domestic liquidity requirements are served by a revolving credit facility, while its needs outside the U.S. are covered by short and intermediate term credit facilities from foreign banks. On July 15, 1993, the Company completed a definitive agreement with its domestic senior lenders for the restructuring of its senior credit facilities. The agreement provides the Company with a new credit facility ("New Facility") through March 31, 1995, and includes provisions for letters of credit outstanding at that time to continue through March 31, 1996. The New Facility provides approximately $60 million of revolving credit (reduced in February 1994 from $65 million by agreement of the Company and the lenders thereunder) of which $10 million is for working capital, $40 million is for letters of credit to support commercial contracts and $10 million is for either working capital or letters of credit. As of December 31, 1993, $29.7 million in working capital loans and $38.2 million in standby letters of credit were outstanding under these facilities of which $15 million in working capital loans and $22.5 million in letters of credit were outstanding under the New Facility and the remainder was outstanding under the restructured credit facility. In January 1994, the Company borrowed the remaining $5 million of the New Facility. Both the New Facility and the restructured credit facilities are secured by the assets of the Company's domestic operations and all or a portion of the stock of certain of the Company's subsidiaries. The Company also has approximately $37.5 million in foreign short-term credit facilities with approximately $14.4 million outstanding.

As a result of the loss for the fourth quarter of 1993, the Company was not in compliance with several of the financial covenants under its senior credit facilities. It has subsequently received waivers of such defaults and amendments to these agreements from its senior lenders.

Moreover, in February, 1994 the Company obtained the consent of its 12.25% Senior Subordinated Debenture holders to amend the indenture governing these debentures and permit the Company to incur up to $35 million indebtedness (including letters of credit and foreign borrowings) above the level outstanding at year-end 1993. The foregoing waivers, amendments, and consent should give the Company sufficient financial flexibility to meet its financial commitments until such time as its recently announced plans to sell the Electro-Optical Systems business are completed.

The Company's operating activities provided cash of $24.0 million in 1993 compared with $26.2 million in 1992. Net cash provided by investing activities was $70.8 million in 1993, compared with net cash used of $25.2 million in 1992. The improvement in net cash provided by investing activities is principally a result of net cash generated from the sale of businesses. In 1993, the Company repaid $81.9 million of existing debt from the proceeds of asset sales. Cash and cash equivalents of $19.9 million at December 31, 1993, were up from $15.3 million at December 31, 1992.

Working capital as of December 31, 1993 was $107.1 million, a decrease of $3.9 million from the end of 1992. The ratio of current assets to current liabilities was 1.5 at December 31, 1993, compared with 1.4 at December 31, 1992. Principally as a result of the 1993 loss, the Company's total debt as a percent of its total capitalization was 109.2% at December 31, 1993, compared with 66.2% at December 31, 1992.

Depreciation for continuing operations decreased $1.7 million to $23.2 million in 1993, from $24.9 million in 1992, which, in turn, was unchanged from 1991. Amortization of intangibles for continuing operations was $6.2 million in 1993, $6.0 million in 1992 and $6.0 million in 1991. Amortization is estimated to decrease $3.0 million over the next five years to $3.2 million in 1998. Additions to property, plant and equipment, made primarily to improve productivity, were $13.9 million in 1993. The Company anticipates that capital expenditures in 1994 will not exceed $19 million. There were no material outstanding commitments for the acquisition of property, plant and equipment at December 31, 1993.

The Company presently has outstanding $150 million of 12.25% Senior Subordinated Debentures maturing in 1997 and $150 million of 12% Senior Subordinated Debentures maturing in amounts of $37.5 million in 1999, $37.5 million in 2000 and $75.0 million in 2001. In addition, the Company had at December 31, 1993, a $30 million 12.75% Senior Note due March 31, 1995, which the Company may, at its option, extend to at least December 31, 1996, and, with the concurrence of the holder, through December 1, 2002, in which event, $6 million will become due on December 1 in each of the years 1995 and 1996, and $3 million will be due annually from December 1, 1997 to 2002. The Company also has $4.4 million outstanding of an original $50 million 10.35% Senior Note due in 1994 and $11.5 million of Make-Whole Notes due December 31, 1996, which require quarterly interest payments at 2% above prime.

The Company is on schedule with its previously announced divestiture and debt reduction programs. As of December 31, 1993, six divisions have been sold and $81.9 million of the debt from the domestic senior lender group has been repaid from the net proceeds. The Company is planning to sell its Electro-Optical Systems business, certain other non-strategic businesses and under-utilized real estate holdings. The Company does not anticipate sales of assets other than those currently included in the asset divestiture program; however, management is continually evaluating its options in the interest of strengthening the Company. Of the $125 million of debt required to be repaid to the domestic senior lender group by the July 15, 1993 definitive agreement, $81.9 million was repaid in 1993, $8.1 million is due by March 31, 1994 and the final installment of $35 million is due
by September 30, 1994.   The Company currently anticipates that
cash flow from operations together with cash generated by asset sales will be sufficient to permit the required repayments. Without the sale of a sufficient portion of its operating assets currently held for sale or the refinancing of the senior obligations, the Company would not have sufficient cash flow from operations to make the repayment required in September, 1994.
The process of disposing of assets is continuing and in addition, management is presently seeking replacement financing. Although significant progress has been made to date, and management believes its plans are achievable, there can be no guarantee as to the Company's ability to sell sufficient assets or obtain refinancing within the necessary time frame.

Under circumstances which the Company considers unlikely, failure to meet the required repayment schedule would result in its default of the senior lending agreements and allow for the senior lenders' acceleration of the debt which the Company, under these circumstances, would be unable to pay. Additionally, acceleration by the senior lenders, if not cured, would enable the trustee or holders of the Company's Subordinated Debentures to require the Company by notice to cause the acceleration to be rescinded within 30 days of such notice. If the Company is unable to accomplish this, the trustee or holders of at least 25% of the Subordinated Debentures could demand immediate payment of the Subordinated Debentures. In such event, the Company would not have sufficient funds to pay the $300 million of outstanding Subordinated Debentures.

Fourth Quarter Results

Net sales from continuing operations of $153.1 million in the fourth quarter of 1993 decreased $48.8 million from $201.9 million in the fourth quarter of 1992. Divested businesses accounted for $20.8 million of the decline since five of the six divisions sold in 1993 were sold prior to the fourth quarter. Most of the balance of the decrease occurred in the Turbomachinery segment and was caused by the uneven distribution of turbomachinery unit completions over the quarters. The fourth quarter of 1993 had a loss from continuing operations before extraordinary item of $47.8 million ($2.82 per share) as compared with income of $3.9 million ($0.23 per share) in the same period of 1992. $23.7 million of unusual items and the provision of a $15.0 million reserve against previously recorded future tax benefits were recorded in the fourth quarter of 1993.

Fourth quarter revenue of the Morse Controls segment was down 8.0% from the prior year's level primarily due to the adverse effect of foreign currency rate changes. The fourth quarter of 1993 had an operating loss of $3.7 million as a result of unusual items related to restructuring and facilities consolidations.
The fourth quarter of 1992 had operating income of $0.4 million.

The Pumps, Power Transmission & Controls segment sales declined 4.4% in the fourth quarter of 1993 to $63.6 million compared with the same period of 1992. Most of the decline is attributed to adverse effects of foreign exchange rates. Operating income of $3.6 million in the fourth quarter of 1993 was $2.2 million lower than the same quarter in 1992. Profits were impacted in the fourth quarter of 1993 by restructuring charges and asset revaluations at an overseas location.

Revenues for the Turbomachinery segment were $40.9 million for the fourth quarter of 1993 compared with $62.6 million for the same period of 1992. The variance is attributable to turbomachinery unit completions which tend not to be evenly distributed over the quarters. Completions delayed in the third quarter of 1992 inflated the fourth quarter 1992 revenues, whereas delays in the fourth quarter of 1993 held that period's revenues down. Unusual items consisting of asset revaluations and restructuring costs along with legal settlements pushed this segment into a loss for the fourth quarter of 1993. Compared with the same period last year, operating profit was also impacted by the lower volume in total as well as in high margin products.

The Other segment includes the six divisions sold in 1993 along
with three other small divisions.   In the fourth quarter of 1992
this segment had sales of $29.5 million as contrasted with $8.8 million in the same period of 1993. This segment had operating income of $4.0 million in the fourth quarter of 1992 compared with a $9.8 million loss in the same period of 1993. The loss includes a provision of $10.1 million for expected losses as part of divesting the remaining assets in this segment. There are no additional losses expected on the asset divestiture program.

Business Environment

General economic conditions worldwide continue to create business uncertainties for the coming year in many of the markets in which the Company operates. Management believes that its multiple niche market strategy helps the Company moderate effects from the cyclical behavior of any particular market segment that it serves.

Approximately 49% of the Company's property, plant and equipment of continuing operations has been acquired over the past five years and has a remaining useful life ranging from five years to fifteen years for equipment to thirty years for buildings. In addition, property, plant and equipment of the companies acquired by the Company have been adjusted to their fair value at the time of acquisition. Assets acquired in prior years are expected to be replaced at higher costs but this will take place over many years. The newer assets will result in higher depreciation charges but, in many cases, due to technological improvements, there will be operating cost savings as well. The Company considers these matters in establishing its pricing policies.

Approximately 5% of the Company's net sales from continuing operations were on prime contracts to the Department of Defense
(DoD) of the United States Government in 1993 and 1992. Total sales to the DoD in the form of prime and subcontracts were approximately 11% of net sales from continuing operations in 1993 and 12% in 1992, adjusted downward from the 22% reported in 1992 to reflect the Company's divestiture program and decision to sell the Electro-Optical Systems business. In recent years, the DoD has taken a more aggressive position with its contractors with respect to contract performance and pricing issues, and has instituted legal action, including fines and curtailment of future defense business, against several contractors. The Company believes its relations with the DoD are satisfactory and currently does not have any significant disputes with the DoD, nor is it aware of any investigations by the DoD with respect to its contracts except for the investigation being conducted by the Office of the Inspector General of the United States Department of Defense at the Ni-Tec division of the Company's Varo Inc. subsidiary. (See Note 14 of Notes to Consolidated Financial Statements.) Revenue and earnings on certain contracts with the DoD are accounted for based on estimated performance over the contract term. In addition, the Company has certain fixed-price development contracts. The Company believes that its cost estimates, with respect to such contracts, are reasonable and that negotiated fixed prices are sufficient to cover estimated development costs, but there can be no assurances that future events would not change the ultimate accuracy of those estimates. The government's desire to reduce the national budget deficit continues to exert great pressure on all elements of the federal budget, particularly defense. Nevertheless, the Company believes that the type and array of programs it addresses help minimize the effect of the termination of any one program.


Item 8.   Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by Part II, Item 8 of Form 10-K are included in Part IV of this Form 10-K Report as indexed at Item 14(a)(1).

Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.

Not Applicable.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Company's Proxy Statement, for the Annual Meeting of Stockholders which will be held on May 24, 1994 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1993, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The information under the caption "Executive Officers of the Company," following Item 4 of Part I of this Form 10-K Report, is incorporated herein by reference.

None of the executive officers or directors of the Company is related to any of the other executive officers or directors of the Company.

Item 11.  Executive Compensation.

Reference is made to the information to be set forth in the section entitled "Executive Compensation" in the Proxy Statement, which section (except for its Compensation Committee Report and its Performance Graph) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management.

Reference is made to the information to be set forth in the section entitled "Beneficial Ownership of Common Stock" in the Proxy Statement, which section is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Not Applicable.
                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.

(a)  (1)  Financial Statements
               The Financial Statements and Supplementary Data required by Part II, Item 8 of Form 10-K are included in this Part IV of this Form 10-K Report as follows:
                                                        Page
          Consolidated Financial Statements

               Consolidated Statements of Income for the
                 Years Ended December 31, 1993, 1992, and
                 1991.....................................F-1
               Consolidated Balance Sheets at December 31,
                 1993 and 1992............................F-2
               Consolidated Statements of Cash flows for
                 the Years Ended December 31, 1993, 1992
                 and 1991.................................F-3
               Consolidated Statements of Shareholders'
                 Equity (Deficit) for the Years Ended
                 December 31, 1993, 1992 and 1991.........F-4
               Notes to Consolidated Financial Statements.F-5
          Report of Independent Auditors..................F-6
          Quarterly Financial Information.................F-7

     (2)  Financial Statement Schedules
               The following consolidated financial statement schedules for the year ended December 31, 1993, 1992 and 1991 are filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements.

          Schedule                                       Page
             V      Property, Plant and Equipment.........S-1
             VI     Accumulated Depreciation and
                      Amortization of Property, Plant
                      and Equipment.......................S-2
            VIII    Valuation and Qualifying Accounts.....S-3
             IX     Short-Term Borrowings.................S-4
             X      Supplementary Income Statement
                      Information.........................S-5

          All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are omitted because they are not required under the related instructions or because the required information is given in the financial statements or notes thereto.

     (3)  Exhibits

          The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Report.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     December 31, 1993.

                                          EXHIBIT INDEX

Exhibit No.  Note No.        Description

    3(i)       (15)    The Company's Restated Certificate  of
                       Incorporation, as amended March 10, 1989
                       and November 10, 1992

    3(ii)      (15)    The  Company's  Bylaws

     4.1  (A)  (11)    Indenture agreement dated August  15,
                       1987 between the Company and IBJ Schroder Bank
                       & Trust Company, Trustee
          (B)          First Supplemental Indenture dated as of
                       February  14, 1994 between the Company and IBJ
                       Schroder Bank & Trust Company, Trustee

    4.2        (11)    Indenture agreement dated November
                       1, 1989 between the Company and IBJ Schroder
                       Bank & Trust Company, Trustee

    4.3(A)      (5)    Rights Agreement dated as of April  22,
                       1987 between the Company and  Philadelphia
                       National Bank, as  Rights Agent

       (B)     (15)    Amendment dated December 16, 1991
                       between  the Company and First Chicago Trust
                       Company of New York

                 Management Contracts, Compensatory Plans and
                   Arrangements:

   10.1(A)     (3)     The Company's Equity Incentive Plan for
                       Key Employees

       (B)     (7)     Amendment to the Equity Incentive
                       Plan for Key Employees

   10.2(A)     (7)     Equity  Incentive  Plan  for  Outside
                       Directors

       (B)    (12)     Amendment effective as of July 2,  1990
                       to the Equity Incentive Plan for Outside
                       Directors

   10.3(A)    (12)     Employment Agreement dated September 1,
                       1986 by and between the Company and William  J.
                       Holcombe, as amended October 1, 1987, as restated and amended May 9, 1989, and as amended March 6, 1991

       (B)    (15)     Amendment dated January 1, 1993 to
                       the Employment Agreement between the Company and William J. Holcombe

   10.4       (15)     Employment Agreement dated May 15, 1992
                       between the  Company and William M. Brown

   10.5       (15)     Change in Control Agreement dated
                       January 7, 1987 between the Company  and
                       William J. Holcombe, as amended June 15, 1990 and as amended January 9, 1991

   10.6       (15)     Change in Control Agreement dated January 9,
                       1987 between the Company  and  John  J. Carr

   10.7       (15)     Change in Control Agreement dated April 8, 1990
                       between the Company and J. Dwayne Attaway

   10.8       (15)     Change in Control Agreement dated  December 23, 1988
                       between the Company and Brian Lewis

   10.9       (15)     Change  in  Control Agreement dated January  7,
                       1987 between the Company and Stephen F. Agocs

   10.10      (15)     Change in Control Agreement dated August
                       5, 1992 between the Company and William M. Brown

   10.11      (15)     Change in Control Agreement dated August 13,
                       1992 between the Company and Thomas  J. Bird

   10.12 Change in Control Agreement dated April 19, 1993 between the Company and Gary E. Walker and agreed to by him on May 10, 1993

   10.13 Employment Agreement dated September 13, 1993 between the Company and Donald K. Farrar

   10.14               Change in Control Agreement dated September
                       13, 1993 between the Company and Donald K. Farrar

                    Other Material Contracts:

   10.15      (2)     The Company's Retirement Plan for  Salaried
                      Employees

   10.16(A)   (8)     The Company's Salaried Employees Stock Savings Plan as
             (11)     amended on July 1, 1987 and as amended on June 14, 1988

        (B)   (8)     Trust Agreement for the Imo Industries Inc. Employees
                      Stock Savings Plan dated April 7, 1987 between the Company and Connecticut National Bank

        (C)  (14)     Amendment dated March 16, 1989 to the Imo Industries
                      Inc. Employees Stock Savings Plan

        (D)  (12)     Amendments dated September 6, 1990  and February  14,
                      1991 to the Imo Industries Inc. Employees Stock
                      Savings Plan

        (E)  (13)     Amendment dated May 9, 1991 to the Imo Industries
                      Inc. Employees Stock Savings Plan

        (F)  (13)     Trust Agreement for the Imo Industries Inc. Employees
                      Stock Savings Plan as of January 1, 1990 between the Company and Bankers Trust Company

        (G)  (14)     Trust Agreement for the  Imo Industries Inc.
                      Employees Stock Savings Plan as of January 1, 1992 between the Company and Merrill Lynch Trust Company

        (H)  (15)     Amendments dated December 30, 1991  and  August 3,
                      1992 to the Imo Industries Inc. Employees Stock
                      Savings Plan

   10.17      (1)     Distribution Agreement dated December 18, 1986
                      between Transamerica Corporation and the Company

   10.18      (1)     Tax Agreement between the Company and Transamerica
                      Corporation

  10.19(A) (9)(10)    Revolving Credit Agreement, dated September 16, 1988
                      by and among the Company, Banker's   Trust  Company,
                      Barclays  Bank   PLC, Canadian Imperial Bank of
                      Commerce as amended December 15, 1988, as amended
                      February 28, 1989, as amended May 9, 1989 and as amended September 11, 1989

       (B)   (12)     Amendment dated as of August 31, 1990  to the
                      agreement dated September 16, 1988 by and among the Company, Banker's Trust Company, Barclays Bank PLC,
                      Canadian Imperial Bank of Commerce, Manufacturers
                      Hanover Trust Company and National City Bank

       (C)   (14)     Amendment dated as of December 31, 1991 to the
                      agreement dated September 16, 1988 by and among the Company, Banker's Trust Company, Barclays Bank
                      PlC, Manufacturers Hanover Trust Company and
                      National City Bank

       (D)(i) (16)    Combined Restated Credit Agreement dated July
                      15, 1993 among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, National
                      City  Bank,  ABN  AMRO Bank  N.V.,  New York
                      Branch, Commerzbank AG, New York Branch, and
                      Istituto Bancario San Paolo Di Torino S.p.A.

         (ii) Amendment No. 1 dated as of November 22, 1993 to the Combined Restated Credit Agreement dated as of July 15, 1993 among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, National City Bank,
                      ABN AMRO Bank N.V., New York Branch, Commerzbank AG, New York Branch, and Istituto Bancario San Paolo Di Torino S.p.A.

       (E)(i)  (16)   Credit Agreement dated July 15, 1993  among the
                      Company, Bankers Trust Company  as
                      lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, National City Bank,
                      ABN AMRO Bank N.V., New York Branch, Commerzbank
                      AG, New York Branch, Istituto Bancario San Paolo
                      Di Torino S.p.A., and The Prudential Insurance
                      Company of America

         (ii)         Amendment No. 1 dated as of November 22, 1993
                      to the Credit Agreement dated as of July 15, 1993 among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, National City Bank, ABN AMRO Bank N.V.,
                      New York Branch, Commerzbank AG,  New  York Branch,
                      Istituto Bancario  San  Paolo  Di Torino   S.p.A.,
                      and  The Prudential Insurance Company of America

       (F) Guarantee Agreement dated July 15, 1993 by certain of the Company's Subsidiaries in favor of Bankers Trust Company as collateral agent (re-executed to reflect certain signatories which are different from those on the version of this Agreement appended as Exhibit 10.16 (F) to the Company's Form 10K/A for the fiscal year ended December 31, 1992

       (G)(i)(16) General Security Agreement dated July 15, 1993 by the Company and certain of its Subsidiaries in favor of Bankers Trust Company as collateral agent

         (ii) Letter Agreement dated December 1, 1993 between the Company's Varo Inc. Subsidiary and Bankers Trust Company as collateral agent, regarding the General Security Agreement identified herein as Exhibit
                      10.19 (G)(i)

       (H)(i)(16) Securities Pledge Agreement dated July 15, 1993 by the Company and certain of its Subsidiaries in favor of Bankers Trust Company as collateral agent

         (ii)         Letter  Agreement dated  December  1,  1993
                      between the Company's Varo Inc. Subsidiary and Bankers Trust Company as collateral agent, regarding the Securities Pledge Agreement identified herein as Exhibit 10.19 (H)(i)

       (I)(i)(16) Intellectual Property Pledge Agreement dated July 15, 1993 by the Company and certain of its Subsidiaries in favor of Bankers Trust Company as collateral agent

         (ii) Letter Agreement dated December 1, 1993 between the Company's Varo Inc. Subsidiary and Bankers Trust Company as collateral agent, regarding the Intellectual Property Pledge Agreement identified herein as Exhibit 10.19 (I)(i)

       (J)  (16)      Collection Deposit and  Concentration Account Pledge
                      Agreement dated July 15, 1993 by the Company and certain of its Subsidiaries in favor of Bankers Trust
                      Company as collateral agent

       (K)  (16)      Intercreditor and  Collateral Agency Agreement dated
                      July 15, 1993 among the Company, Bankers Trust
                      Company as lender, issuer, agent and collateral agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC,
                      National City Bank, ABN AMRO Bank N.V. New York
                      Branch, Commerzbank AG New York Branch, Istituto
                      Bancario San Paolo Di Torino S.p.A., and The
                      Prudential Insurance Company of America

       (L)  (16)      Mortgage, Assignment of  Rents, Assignment
                      Agreement and Fixture Filing dated July 15, 1993 by the Company in favor of Bankers Trust Company relating to premises in Mercer County, New Jersey

       (M)  (16)      Schedule of Omitted Mortgages and Deeds of Trust

       (N) Schedule of Additional Omitted Mortgages and Deeds of Trust

  10.20(A)  (4)       12.75% Note Agreement dated December 29, 1982
                      between the Company and The Prudential Insurance
                      Company of America ("Prudential")

       (B)  (4)       Agreement dated December 22, 1986 between the
                      Company and The Prudential amending the 12.75%
                      Note Agreement dated December 29, 1982 between the Company and Prudential

       (C) (11) Amendment dated as of September 16, 1988 to the Agreement dated December 29, 1982 between the Company and Prudential

  10.20(D) (11)       Amendment dated as of June 13, 1989 to the Agreement
                      dated December 29, 1982 between the Company and Prudential

       (E) (12) Amendment dated November 27,1990 to the agreement dated December 29, 1982 between the Company and Prudential

       (F) (14) Amendment dated April 2, 1991, Amendment dated May 14, 1991, Amendment dated November 5, 1991, Amendment dated November 12, 1991 and Amendment dated February 13, 1992 between the Company and Prudential

       (G) (15) Amendment dated August 7, 1992 between the Company and Prudential

       (H) (16) Amendment Agreement dated July 15, 1993 between the Company and The Prudential Insurance Company of America

      (I)(i)(16) Amended and Restated 12.75% Promissory Note Agreement dated July 15, 1993 between the Company and The Prudential Insurance Company of America

        (ii) Amendment No. 1 dated as of December 17, 1993 to the Amended and Restated 12.75% Promissory Note Agreement dated July 15, 1993 between the Company and the Prudential Insurance Company of America

       (J)  (16)      Warrant dated July 15, 1993 issued by the Company
                      to The Prudential Insurance Company of America

  10.21(A)   (4)      9.60% Note Agreement dated November 5, 1975
                      between the Company and Prudential

       (B)   (4)      Agreement dated December 22, 1986 between the
                      Company and Prudential amending the 9.60% Note
                      Agreement dated November 5, 1975 between the
                      Company and Prudential

  10.22(A)   (9)      10.35% Note Agreement dated September 16, 1988
                      between the Company and Prudential

       (B)  (11)      Amendment dated as of June 13, 1989 to the
                      Agreement dated September 16, 1988 between the
                      Company and Prudential

       (C)  (12)      Amendment dated November 27, 1990 to the agreement
                      dated September 16, 1988, between the Company and Prudential

       (D)  (14)      Amendment dated April 2, 1991, Amendment dated
                      May 14, 1991, Amendment dated November 5, 1991,
                      Amendment dated November 12, 1991 and Amendment dated February 13, 1992 between the Company and Prudential

       (E) (15) Amendment dated August 7, 1992 between the Company and Prudential

       (F) (16) Amendment Agreement dated July 15, 1993 between the Company and The Prudential Insurance Company of America

       (G) (16) Amended and Restated 10.35% Promissory Note Agreement dated July 15, 1993 between the Company and Prudential Insurance Company of America

       (H) Amendment No. 1 dated as of December 17, 1993 to the Amended and Restated 10.35% Promissory Note Agreement dated July 15, 1993 between the Company and Prudential Insurance Company of America

  10.23(A) Amendment No. 2 dated as of December 31, 1993 to the New Credit Agreement, the Combined Restated Credit Agreement and the Prudential Agreements among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, National City Bank, ABN AMRO Bank N.V., New York Branch, Commerzbank AG, New York Branch, Istituto Bancario San Paolo Di Torino S.p.A., and The Prudential Insurance Company of America. This Amendment No. 2
                      Amends: (i) the Combined Restated Credit Agreement identified herein as Exhibit 10.19(D)(i) as amended,
                      (ii) the Credit Agreement identified herein as
                      Exhibit 10.19(E)(i) as amended, (iii) the Amended and Restated 12.75% Promissory Note Agreement identified herein as Exhibit 10.20(I)(i) as amended, and (iv) the Amended and Restated 10.35% Promissory Note Agreement identified herein as Exhibit 10.22(G) as amended.

      (B) Consent and Amendment No. 3 dated as of February 28, 1994 to the New Credit Agreement, the Combined Restated Credit Agreement and the Prudential Agreements among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, National City Bank,
                      ABN AMRO Bank N.V., New York Branch, Commerzbank AG, New York Branch, Istituto Bancario San Paolo Di
                      Torino S.p.A., and The Prudential Insurance Company of America. This Consent and Amendment No. 3 amends:
                      (i) the Combined Restated Credit Agreement identified herein as Exhibit 10.19(D)(i) as amended, (ii) the Credit Agreement identified herein as Exhibit 10.19(E)(i) amended,(iii) the Amended and Restated 12.75% Promissory Note Agreement identified herein as Exhibit 10.20(I)(i) as amended, and (iv) the Amended and Restated 10.35% Promissory Note
                      Agreement identified herein as Exhibit 10.22(G) as amended.

   10.24    (6)       Agreement and Plan of Merger dated July 13, 1987
                      among the Company, BC  Acquisition Corp. and Baird
                      Corporation

   10.25    (4)       Stock Purchase Agreement dated November 30, 1987
                      between the Company and TRIFIN B.V.

   10.26    (9)       Agreement and Plan of Merger, dated as of August 21,
                      1988 by and among the Company, VI Acquisition Corp.
                      and Varo, Inc.

   10.27    (9)       Stock option agreement, dated as of August 21, 1988,
                      between VI Acquisition  Corp. and Varo, Inc.

   10.28   (11)       Agreement for the purchase of the stock of Warren
                      Pumps Inc. by the Company dated April 3, 1989 among the Company, Warren Pumps Inc. and the holders of all of the issued and outstanding stock of Warren
                      Pumps Inc.

   10.29   (11)       Share Purchase Agreement dated  April 27, 1989,
                      among Aureoleena Investments Limited, Bushbranch
                      Investments Limited, and Canape Holdings Limited, as vendors, and R. J. Burns, C.P. Burns and J.A.
                      Burns as guarantors, and Morse Controls Limited as purchaser

   10.30  (11)        Stock Purchase Agreement dated July 31, 1989 between
                      Immobiliare Marsicana S.R.L. and Ser-Fid Italiana
                      S.p.A.

   10.31  (11)        Agreement for sale of assets dated November 30,
                      1989 among Ferguson Gear Company, Robert E. Lewis and the Company

   10.32  (12)        Agreement for sale of assets dated June 15, 1990
                      among Clifford G. Brockmyre, Robert Healy, Quabbin
                      Industries Inc., Pro Mac Engineering Inc., BHP
                      Associates, Industrial Airpark Associates and the
                      Company

   10.33  (12)        Stock Purchase Agreement dated as of May 31, 1990
                      among United Scientific Holdings  PLC, United
                      Scientific Inc. and the Company

   10.34 Asset Sale Agreement dated as of May 10, 1993 between the Company and Roller Bearing Company of America

   10.35 Stock Sale and Asset Transfer Agreement dated as of July 14, 1993 between the Company and Nova Digm Acquisition, Inc.

   10.36(i) Stock Purchase Agreement dated as of October 28, 1993 among the Company, Imo Industries GmbH, Mark Controls Corporation and Mark Controls GmbH i. Gr.

        (ii) Amendment No. 1 dated as of November 11, 1993 to Stock Purchase Agreement dated as of October 28, 1993, among the Company, Imo Industries GmbH, Mark Controls Corporation and Mark Controls GmbH i. Gr.

        (iii) Amendment No. 2 dated as of December 1, 1993 to Stock Purchase Agreement dated as of October 28, 1993 among the Company, Mark Controls Corporation, Imo Industries GmbH and Mark Controls GmbH i. Gr.

   10.37(i) German Asset Purchase Agreement among Imo Industries GmbH, Mark Controls GmbH i. Gr., the Company and Mark Controls Corporation

        (ii) Amendment No. 1 dated as of November 23, 1993 to German Asset Purchase Agreement dated as of November 18, 1993 among Imo Industries GmbH, the Company, Mark Controls GmbH i. Gr. and Mark Controls Corporation

        (iii) Amendment No. 2 dated as of December 1, 1993 to the German Asset Purchase Agreement dated as November 23, 1993 among the Company, Mark Controls Corporation, Imo Industries GmbH and Mark Controls GmbH i. Gr.

   20 Proxy Statement for the Company's 1994 Annual Meeting of Stockholders (incorporated by reference to the Company's Proxy Statement to be filed separately with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended)

   21                 Subsidiaries of the Company

   23                 Consent of Ernst & Young dated March 31, 1994

          _______________________________________________
                              NOTES

(1)  Incorporated by reference to the Company's Form 8 Amendment
     No. 2 filed with the Commission on December 9, 1986 amending the Company's Form 10 as filed with the Commission on October 15, 1986.
(2) Incorporated by reference to the Company's Form 10-K filed with the Commission for the fiscal year ended December 31, 1986.
(3) Incorporated by reference to the Company's Form S-8 as filed with the Commission on April 10, 1987.
(4) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 17, 1987.
(5) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 4, 1987.
(6) Incorporated by reference to the Company's Schedule 14D-1 as filed with the Commission on July 14, 1987.
(7) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1988.
(8) Incorporated by reference to the Imo Industries Inc. Employees Stock Savings Plan Form 11-K filed with the Commission on April 13, 1988.
(9) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 14, 1988.
(10) Incorporated by reference to the Company's Form S-1 filed with the Commission on October 23, 1989.
(11) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1990.
(12) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1991.
(13) Incorporated by reference to the Company's Form S-8 filed with the Commission on June 17, 1991.
(14) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 1992.
(15) Incorporated by reference to the Company's Form 10-K filed with the Commission on April 19, 1993.
(16) Incorporated by reference to the Company's Form 10-K/A filed with the Commission on August 6, 1993 amending the Company's Form 10-K as filed with the Commission on April 19, 1993.



                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Imo Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1994
                                   IMO INDUSTRIES INC.

                                   By:  /s/ DONALD K. FARRAR
                                       Donald K. Farrar
                                       Chief Executive Officer,
                                       President and Director

         Pursuant to the  requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Imo Industries Inc. and in the capacities and on the dates indicated.


/s/ DONALD K. FARRAR        Chief Executive Officer,
Donald K. Farrar            President and Director
                            (principal executive officer)  March 31, 1994


/s/ WILLIAM M. BROWN        Executive Vice President and
William M. Brown            Chief Financial Officer
                            (principal financial officer)  March 31, 1994


/s/ ROBERT A. DERR, II      Vice President and Corporate
Robert A. Derr, II          Controller
                            (principal accounting officer) March 31, 1994


/s/ WILLIAM J. HOLCOMBE     Chairman and Director          March 31, 1994
William J. Holcombe


/s/ STEPHEN F. AGOCS        Director                       March 31, 1994
Stephen F. Agocs


/s/ JAMES B. EDWARDS        Director                       March 31, 1994
James B. Edwards


/s/ J. SPENCER GOULD        Director                       March 31, 1994
J. Spencer Gould


/s/ RICHARD J. GROSH        Director                       March 31, 1994
Richard J. Grosh


/s/ CARTER P. THACHER       Director                       March 31, 1994
Carter P. Thacher


/s/ ARTHUR E. VAN LEUVEN    Director                       March 31, 1994
Arthur E. Van Leuven

 Imo Industries Inc. and Subsidiaries
 Consolidated Statements of Income
 (Dollars in thousands except per share amounts)

 Year Ended December 31,
                                        1993        1992*<F1>   1991*<F1>

Net Sales                               $  641,709  $  733,603  $  777,312
 Cost of products sold                     458,769     545,796     566,201
 Gross Profit                              182,940     187,807     211,111

 Selling, general and administrative
   expenses                                135,002     142,806     140,682
 Research and development expenses          11,332      12,065      11,102
 Unusual items                              17,726      24,000           -
 Income from Operations                     18,880       8,936      59,327
 Interest expense                           46,157      50,160      50,950
 Interest income                              (578)       (742)     (1,657)
 Other (income) expense--net                  (172)     (2,017)       (777)
 Equity in income of unconsolidated
   companies                                (2,550)     (6,297)     (4,878)
 Income (Loss) From Continuing Operations
   Before Income Taxes, Minority Interest,
   Extraordinary Item and Cumulative
   Effect of Change in Accounting
   Principle                               (23,977)    (32,168)     15,689
 Income taxes (benefit):
          Current                                -           -       5,089
          Deferred                          15,000     (10,326)        872
    Total Income Taxes (Benefit)            15,000     (10,326)      5,961
 Minority interest                             164         418         208
 Income (Loss) From Continuing Operations
   Before Extraordinary Item and
   Cumulative Effect of Change in
   Accounting Principle                    (39,141)    (22,260)      9,520
 Discontinued Operation:
  Income (Loss) from Operations (net of
    income tax benefit of $15.6 million
    in 1992 and expense of $1.7 million
    in 1991)                               (45,316)    (32,740)      1,891
  Estimated Loss on Disposal              (168,014)          -           -
     Total Loss from Discontinued
       Operation                          (213,330)    (32,740)      1,891
 Extraordinary Item - Loss on
   Extinguishment of Debt                  (18,095)          -           -
 Cumulative effect of change in
   accounting principle (net of income
   tax benefit of $16,910)                       -     (27,590)          -
 Net Income (Loss)                       $(270,566)  $ (82,590)   $ 11,411
 Earnings (loss) per share:
   Continuing operations before
     extraordinary item and cumulative
     effect of change in accounting
     principle                              $(2.32)     $(1.32)       $.57
   Discontinued operation                  $(12.63)     $(1.94)       $.11
   Extraordinary item                       $(1.07)          -           -
   Cumulative effect of change in
     accounting principle                        -      $(1.64)          -
   Net income (loss)                       $(16.02)     $(4.90)       $.68
 Weighted average number of shares
   outstanding                          16,890,501  16,869,394  16,811,343

 See accompanying notes to consolidated financial statements.

<F1> * Reclassified to conform to 1993 presentation.
                                     F-1

Imo Industries Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, (Dollars in thousands)
                                              1993           1992*<F1>


Assets
Current Assets
Cash and cash equivalents                     $  19,935      $  15,343
Trade accounts and notes receivable,
  less allowance of $3,144  in 1993 and
  $3,506 in 1992                                102,871        145,729
Inventories-net                                 116,254        143,224
Recoverable income taxes                          3,826          8,639
Deferred income taxes                             2,680         27,955
Net assets of discontinued operation -
  current                                        47,993         65,092
Prepaid expenses and other current assets        13,908          8,584
Total Current Assets                            307,467        414,566
Property, Plant and Equipment-on the
  basis of cost
Land                                             18,499         21,029
Buildings and improvements                      105,624        113,857
Machinery and equipment                         224,632        250,887
                                                348,755        385,773
Less allowances for depreciation and
  amortization                                 (178,960)      (189,345)
Net Property, Plant and Equipment               169,795        196,428
Intangible Assets, Principally Goodwill          93,123        105,044
Investments in and Advances to
  Unconsolidated Companies                        6,466          6,472
Net Assets of Discontinued Operation -
  Noncurrent                                     37,007        201,000
Other Assets                                     24,053         27,070
Total Assets                                  $ 637,911      $ 950,580


Liabilities and Shareholders' Equity
  (Deficit)
Current Liabilities
Notes payable                                 $  42,759      $  74,032
Trade accounts payable                           47,479         54,340
Accrued expenses and other liabilities           88,911         90,137
Accrued costs related to discontinued
  operation                                      12,688              -
Current portion of long-term debt                 8,527         85,083
Total Current Liabilities                       200,364        303,592
Long-Term Debt                                  353,752        314,274
Deferred Income Taxes                            13,944         22,804
Accrued Postretirement Benefits -
  Long-Term                                      40,971         40,169
Accrued Pension Expense and Other
  Liabilities                                    61,101         26,434
Total Liabilities                               670,132        707,273
Minority Interest                                 1,746          1,904
Shareholders' Equity (Deficit)
Preferred stock: $1.00 par value;
  authorized and unissued 5,000,000
  shares                                              -              -
Common stock: $1.00 par value; authorized
  25,000,000 shares; issued 18,584,058 and
  18,554,058 in 1993 and 1992, respectively      18,584         18,554
Additional paid-in capital                       79,080         78,557
Retained earnings (deficit)                    (110,233)       160,333
Cumulative foreign currency translation
  adjustments                                    (1,610)         1,979
Minimum pension liability adjustment             (1,768)             -
Treasury stock at cost - 1,672,788 shares
  in 1993 and 1992                              (18,020)       (18,020)
Total Shareholders' Equity (Deficit)            (33,967)       241,403
Total Liabilities and Shareholders' Equity
  (Deficit)                                   $ 637,911      $ 950,580

See accompanying notes to consolidated financial statements.
<F1> * Reclassified to conform to 1993 presentation.

                                       F-2

Imo Industries Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
Year Ended December 31,
                                        1993         1992*<F1>    1991*<F1>

OPERATING ACTIVITIES
Net income (loss)                       $(270,566)   $(82,590)    $ 11,411
  Adjustments to reconcile net income
  (loss) to net cash provided by
  continuing operations:
    Discontinued operation                213,330      32,740       (1,891)
   Depreciation                            23,197      24,903       24,928
   Amortization                             6,187       5,970        5,967
   Provision for losses on accounts
     receivable                             1,720         830        1,101
   Provision (credit) for deferred
     income taxes                          15,000     (10,326)         872
   Dividends received in excess of
     (less than) equity in earnings of
     unconsolidated companies                 137        (874)       1,885
   Minority interest in net income            164         418          208
   Loss (gain) on sale of property,
     plant and equipment                       81      (1,667)        (654)
   Extraordinary item                      18,095           -            -
   Cumulative effect of accounting
     change (net of applicable
     income taxes)                              -      27,590            -
   Unusual items                           17,726      24,000            -
   Other changes in operating assets
     and liabilities:
       Decrease in accounts and notes
        receivable                         27,622       6,725        5,587
     (Increase) decrease in inventories    (4,389)     23,198       20,639
     Decrease (increase) in recoverable
       income taxes                         7,270      (4,488)      (2,047)
     Decrease in accounts payable
       and accrued expenses               (12,419)    (11,171)      (6,941)
     Other operating assets and
       liabilities                         (8,709)      2,222       (4,619)
   Net cash provided by continuing
     operations                            34,446      37,480       56,446
   Net cash (used by) provided by
     discontinued operation               (10,439)    (11,269)      12,974
Net Cash Provided by Operating
  Activities                               24,007      26,211       69,420

INVESTING ACTIVITIES
Proceeds from sale of businesses, net      86,481           -            -
Purchases of property, plant and
  equipment                               (13,885)    (18,126)     (18,400)
Acquisitions, net of cash acquired              -      (8,168)     (12,195)
Proceeds from sale of property, plant
  and equipment                               100       5,039          980
Net cash used by discontinued operation    (2,182)     (4,721)     (10,935)
Other                                         290         773        1,846
Net Cash Provided by (Used in)
  Investing Activities                     70,804     (25,203)     (38,704)

FINANCING ACTIVITIES
(Decrease) increase in notes payable      (29,915)     32,262      (13,676)
Proceeds from long-term borrowings          4,377         412        4,240
Principal payments on long-term debt      (55,575)    (18,422)     (10,521)
Proceeds from stock options exercised           -          39          469
Payment of debt financing costs            (8,326)          -            -
Dividends paid                                  -      (8,432)      (8,415)
Dividends paid to minority interests          (82)       (182)      (2,104)
Other                                        (236)       (285)         (43)
Net Cash (Used in) Provided by
  Financing Activities                    (89,757)      5,392      (30,050)
Effect of exchange rate changes on cash      (462)       (530)        (133)
Increase in Cash and Cash Equivalents       4,592       5,870          533
Cash and cash equivalents at
  beginning of year                        15,343       9,473        8,940
Cash and Cash Equivalents at
  End of Year                            $ 19,935    $ 15,343      $ 9,473

See Accompanying notes to consolidated financial statements.
<F1> * Reclassified to conform to 1993 presentation.
                                      F-3

Imo Industries Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Dollars in thousands)
                                                      Cumulative
                                                       Foreign       Minimum
                                Additional  Retained   Currency     Pension
                       Common    Paid-In    Earnings  Translation  Liability   Treasury
                       Stock     Capital   (Deficit)  Adjustments  Adjustment  Stock        Total

Balance at
  January 1, 1991      $18,493  $77,712    $246,251   $10,041      $     -     $(18,970)    $333,527
Net income                   -        -      11,411         -            -            -       11,411
Cash dividends
  ($.50 per share)           -        -      (8,415)        -            -            -       (8,415)
Foreign currency
  translation
  adjustments                -        -           -    (1,429)           -            -       (1,429)
Shares issued under
  stock option plan         47      422           -         -            -            -          469
Treasury stock issued
  to employee stock
  savings plan               -      398           -         -            -          950        1,348
Balance at
  December 31, 1991     18,540   78,532     249,247     8,612            -      (18,020)     336,911
Net income (loss)            -        -     (82,590)        -            -            -      (82,590)
Cash dividends
  ($.375 per share)          -        -      (6,324)        -            -            -       (6,324)
Foreign currency
  translation
  adjustments                -        -           -    (6,633)           -            -       (6,633)
Shares issued under
  stock option plan         14       25           -         -            -            -           39
Balance at
  December 31, 1992     18,554   78,557     160,333     1,979            -      (18,020)     241,403
Net income (loss)            -        -    (270,566)        -            -            -     (270,566)
Foreign currency
  translation
  adjustments                -        -           -    (3,589)           -            -       (3,589)
Minimum pension
  liability adjustment       -        -           -         -       (1,768)           -       (1,768)
Issuance of common
  stock warrants             -      336           -         -            -            -          336
Restricted shares issued
  under the equity
  incentive plan            30      187           -         -            -            -          217
Balance at
  December 31, 1993    $18,584  $79,080   $(110,233)  $(1,610)     $(1,768)    $(18,020)    $(33,967)

See accompanying notes to consolidated financial statements.


                                 F-4


Imo Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1  Significant Accounting Policies

Basis of Presentation: The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company currently anticipates that cash flow from operations together with cash generated by asset sales will be sufficient to meet the required repayment of its senior debt by September 30, 1994 (see Note
8). Without the sale of a sufficient portion of its assets currently held for sale or the refinancing of its senior obligations, the Company would not have sufficient cash flow from operations to meet this repayment requirement. The process of disposing of assets is continuing and in addition, management is presently seeking replacement financing. Although significant progress has been made to date, and management believes its plans are achievable, there can be no guarantee as to the Company's ability to sell sufficient assets or obtain refinancing within the necessary time frame.

Under circumstances which the Company considers unlikely, failure to meet the required repayment schedule would result in its default of the senior lending agreements and allow the senior lenders' acceleration of the debt which the Company would, under these circumstances, be unable to pay. Additionally, acceleration by the senior lenders, if not cured, would enable the trustee or holders of the Company's Subordinated Debentures to require the Company by notice to cause the acceleration to be rescinded within 30 days of such notice. If the Company is unable to accomplish this, the trustee or holders of at least 25% of the Subordinated Debentures could demand immediate payment of the Subordinated Debentures. In such event, the Company would not have sufficient funds to pay the $300 million of outstanding Subordinated Debentures.

Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.
Significant intercompany transactions have been eliminated in consolidation. The Company uses the equity method to account for investments in a partnership and other corporations in which it does not own a majority voting interest.

Translation of Foreign Currencies: Assets and liabilities of international operations are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the year. Translation adjustments are reflected as a separate component of shareholders' equity.

Cash Equivalents: Cash equivalents include investments in government securities funds and certificates of deposit. Investment periods are generally less than one month.

Inventories: Inventories are carried at the lower of cost or market, cost being determined principally on the basis of standards which approximate actual costs on the first-in, first-out method.

Revenue Recognition: Revenues, other than for long-term contracts, are recorded generally when the Company's products are shipped. Revenues on long-term contracts are recorded principally using the percentage-of-completion method measured on a unit of delivery basis. For long-term construction type contracts not on percentage-of-completion method, revenue is recognized using the completed contract method due to the production cycle as well as historical experience with these products which are manufactured by the Delaval Turbine Division.

Depreciation and Amortization: Depreciation and amortization of plant and equipment are computed principally by the straight-line method.

Interest Expense: Interest expense incurred during the construction of facilities and equipment is capitalized as part of the cost of those assets. Total interest paid by the Company amounted to $58.6 million in 1993, $58.4 million in 1992 and $60.4 million in 1991. Total interest capitalized was $.1 million in 1993, $.9 million in 1992 and $1.1 million in 1991.

Earnings Per Share: Earnings per share are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options are excluded because their effect is not material.

Intangible Assets: Goodwill of companies acquired is being amortized on the straight-line basis over 40 years. The carrying value of goodwill is reviewed when indicators of impairment are present, by evaluating future cash flows of the associated operations to determine if impairment exists. Goodwill related to continuing operations at December 31, 1993 and 1992 was $74.1 million and $83.9 million, respectively, net of respective accumulated amortization of $13.3 million and $11.5 million. As a result of the decision to sell the Electro-Optical Systems businesses, approximately $104.6 million of associated goodwill was written off at year-end 1993 in connection with the adjustment of the net investment to estimated net realizable value. Patents are amortized over the shorter of their legal or estimated useful lives.

Restatements:   The Consolidated Financial Statements, and the notes
thereto, have been restated to reflect the Company's Electro-Optical Systems business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2  Discontinued Operation

In January 1994, the Company announced its intention to dispose of its Electro-Optical Systems operations which consists of the Company's subsidiaries Varo Inc. and Baird Corporation. Under a plan approved by the Board of Directors, the Company intends to sell these operations in 1994 and has engaged an outside investment banking firm to assist in the divestiture.

In accordance with APB Opinion No. 30, the disposal of this business segment has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as a Discontinued Operation in the accompanying Consolidated Statements of Income. Prior year financial statements have been reclassified to conform to the current year presentation.

Net assets and liabilities of the Discontinued Operation consist of the following:

December  31 (Dollars in thousands)             1993         1992

  Current Assets:
      Receivables                             $24,544      $26,378
      Inventories                              53,093       63,683
      Other current assets                      1,845        6,172
                                               79,482       96,233

  Current Liabilities:
      Trade accounts payable                   13,715       17,010
      Other current liabilities                17,774       14,131
                                               31,489       31,141

   Net Current Assets                         $47,993      $65,092

  Long-term Assets:
      Property                                $40,508     $101,737
      Intangible assets                             -      109,612
      Other long-term assets                    3,548        2,537
                                               44,056      213,886

   Long-term Liabilities                        7,049       12,886

   Net Long-term Assets                       $37,007     $201,000

   Net Assets                                 $85,000     $266,092


A condensed summary of operations for the Discontinued Operation is as follows:

Year Ended December 31
(Dollars in thousands)                1993        1992         1991
  Net Sales                         $171,548    $194,654     $246,674

  Income (loss) from operations
      before income taxes and
     minority interest               (44,933)    (48,498)       4,507

  Income taxes (benefit)                   -     (15,560)       1,713
  Minority interest                      383        (198)         903

  Income (loss) from operations     $(45,316)   $(32,740)    $  1,891

Income (loss) from operations of the Discontinued Operation for 1993, 1992 and 1991 includes allocated interest expense. Interest expense of $10.2 million, $7.7 million, and $7.7 million, respectively, was allocated based on the ratio of the estimated net assets to be sold in relation to the sum of the Company's shareholders' equity and the aggregate of outstanding debt at each year end.

The 1993 loss from operations of the Discontinued Operation includes unusual charges of $23.3 million. These charges are principally provisions for revised estimates-to-complete on current contracts of $13.9 million, other costs of $5.6 million related to the write-down of assets to net realizable value, $1.9 million of estimated costs associated with settlements of pending litigation and other costs of $1.9 million. Unusual charges of $27.9 million are included in loss from Discontinued Operations in 1992. These charges include provisions for the estimated costs associated with operational disruptions and restructuring, including revised estimates-to-complete on current contracts, of $22 million, costs associated with pending litigation and certain warranty and claim settlements of $4 million, and other costs of $1.9 million related to the write-down of assets, principally inventories, to net realizable value.

The Company also recorded charges of $155.3 million at December 31, 1993 (which includes a $104.6 million goodwill write-off. See Note 1) to reduce the carrying amount of the Discontinued Operation to estimated realizable value. Additionally, the Company provided for anticipated operating losses of $12.7 million (including $7.0 million of allocated interest) through the date of sale, which is expected to occur in the last half of 1994.

See Note 14 for discussion of contingencies related to the Electro-Optical Systems business.

Note 3  Restructuring Plan

     Asset Divestiture Program
On October 29, 1992, the Company announced a restructuring plan pursuant to which it was seeking the divestiture of operations representing approximately 15% of its assets. The planned divestitures included units of its aerospace businesses, units of its instruments and transducer businesses, certain other non-strategic businesses and underutilized real estate holdings. In January 1994, the Company announced plans to include the Electro-Optical Systems operations in
the asset divestiture program (See Note 2).   As of December 31, 1993,
the Company has sold its Heim Bearings, Aerospace and Barksdale Controls operations for proceeds of approximately $91 million, and thus has completed a significant portion of the asset divestiture program. These proceeds, net of related expenses, were used to repay senior debt in the amount of $81.9 million in 1993 in accordance with the terms of the restructured credit facilities (See Note 8).

Excluding the Electro-Optical Systems operations, the remaining assets to be sold in this program consist of a unit of the Company's instruments and transducer businesses, certain other non-strategic businesses and underutilized real estate holdings. The Company targets completion of the divestitures over the next 9 to 12 months. Based on current conditions, management now believes that certain of the remaining assets, both operating units and real estate, are unlikely to net the sale prices originally expected. Accordingly, the Company has deferred gains of $18.0 million on the assets divested during 1993 and has provided $10.1 million ($.60 per share) for the net loss now anticipated for the program as a whole. This amount was classified as an unusual charge in loss from continuing operations (See Note 6).

The operating units sold and the remaining assets to be sold as part of the asset divestiture program, except for the Electro-Optical Systems operations, have been grouped as a separate segment entitled Other for segment reporting purposes. See Note 10 for segment operating results for the years ending December 31, 1993, 1992 and 1991. These units in total produced essentially break-even results before unusual items and income taxes for the years 1993 and 1992 and income of approximately $4.2 million in 1991. These results are net of $5.9 million, $8.3 million and $8.4 million of interest expense which has been allocated based on net assets for the years 1993, 1992 and 1991, respectively.

    Restructuring Program
In January 1994, the Company announced plans to reduce the Company's cost structure and to improve productivity on a worldwide basis. The actions under this restructuring plan will include reductions in the number of employees and the consolidation of certain of the Company's operating units. The Company plans to consolidate its four domestic turbomachinery aftermarket maintenance operations into one operating unit and combine certain operations of its European mechanical controls and automotive components operating units.

In the fourth quarter of 1993, the Company recorded a charge of $8.6 million ($.51 per share) relating to this program, which amount was classified as an unusual charge in loss from continuing operations (See Note 6). The restructuring charge was principally comprised of severance costs and impacts both the Company's industry segments and the Corporate office (See Note 10). At December 31, 1993, $8.4 million is included in accrued expenses and other liabilities related to restructuring costs.

Note 4  Inventories

Inventories are summarized as follows:

December 31 (Dollars in thousands)                1993         1992

Finished products                               $ 39,074     $ 49,522
Work in process                                   65,802       69,415
Materials and supplies                            45,786       58,147
                                                 150,662      177,084
Less customers' progress payments                 20,848       16,567
Less valuation allowance                          13,560       17,293

                                                $116,254     $143,224

Note 5  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31 (Dollars in thousands)                1993         1992

Accrued contract completion costs               $    967    $     773
Accrued product warranty costs                     8,907        8,666
Accrued litigation and claim costs                14,312       18,751
Payroll and related items                         15,139       18,455
Accrued interest payable                          11,590       12,934
Customer advance payments                          5,168       16,604
Accrued restructuring costs                        8,414            -
Accrued financing fees                             5,000            -
Other                                             19,414       13,954

                                                $ 88,911     $ 90,137



Note 6  Unusual Items

During the twelve months ended December 31, 1993, the Company recognized unusual charges of $17.7 million ($1.05 per share) in loss from continuing operations. During the fourth quarter of 1993, the Company recognized charges of $23.7 million that include provisions of $8.6 million related to the restructuring and consolidation of certain of the Company's operating units (See Note 3), $10.1 million expected net loss overall, based on current conditions, related to the Company's asset divestiture program (See Note 3) and $5.0 million in debt related financing fees associated with obtaining consents from holders of its 12.25% Senior Subordinated Debentures to amend the indenture governing these debentures and obtain waivers from its senior lenders for non-compliance with certain financial covenants as a result of the fourth quarter net loss (See Note 8). These charges are net of unusual income of $6.0 million recorded in the third quarter of 1993 as a result of a change in estimate related to legal costs associated with pending litigation.

The twelve months ended December 31, 1992 include unusual charges of $24.0 million in loss from continuing operations. These charges are principally provisions for the estimated costs associated with pending litigation and certain warranty and claim settlements.

Note 7  Income Taxes

The components of income tax expense (benefit) from continuing operations are:

Year Ended December 31
(Dollars in thousands)                1993        1992      1991

Current:
   Federal                         $     -    $      -    $2,543
   Foreign                               -           -     1,652
   State                                 -           -       894
                                         -           -     5,089

Deferred:
   Federal                          14,400      (5,813)      125
   Foreign and State                   600      (4,513)      747
                                    15,000     (10,326)      872

                                   $15,000    $(10,326)   $5,961

The $15.0 million deferred income tax expense recorded in 1993 relates to adjustments in valuation allowances on deferred tax assets recorded in prior years due to changes in estimates of recoverability.

The Company adopted FASB Statement No. 109 "Accounting for Income Taxes" effective January 1, 1992. This Statement supersedes Statement No. 96 "Accounting for Income Taxes" which was adopted by the Company in 1987. The effect of adopting Statement No. 109 on the Company's December 31, 1992 financial statements is not material.

Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1993 and 1992 are as follows:


December 31 (Dollars in thousands)
                                       1993                    1992
                                Current    Long-term    Current   Long-term
Deferred tax assets:
  Postretirement benefit
       obligation               $   765     $ 14,340   $     -    $ 17,150
  Expenses not currently
       deductible                21,308       32,436    27,997           -
Net operating loss carryover          -       17,150         -           -
Tax credit carryover                  -        1,755         -       1,550
Total deferred tax assets        22,073       65,681    27,997      18,700
Valuation allowance for
  deferred tax assets           (15,061)     (45,154)        -      (1,500)

Net deferred tax assets           7,012       20,527    27,997      17,200
Deferred tax liabilities:
   Tax over book depreciation         -       17,708         -      20,251
  Difference between
     book and tax basis
     of property                      -        8,455         -      16,659
  Difference between book
   and tax basis of income
    recognition                   4,332        4,332         -           -
   Other                              -        3,976        42       3,508
Total deferred tax
  liabilities                     4,332       34,471        42      40,418
Net deferred tax assets
  (liabilities)                $  2,680     $(13,944)  $27,955    $(23,218)

The components of deferred income tax expense (credit) from continuing operations are as follows for the year ended December 31, 1991:

(Dollars in thousands)
Accelerated depreciation                     $  1,422
Reserves not deductible in
   year provided                                1,344
Inventory valuation                            (1,635)
Difference between book and
   tax basis of income recognition                  -
Other                                            (259)

                                             $    872

At December 31, 1993, unremitted earnings of foreign subsidiaries were approximately $24 million. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. The amount of foreign withholding taxes that would be payable upon remittance of those earnings is approximately $1 million.

The components of income (loss) from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of change in accounting principle are:

Year Ended December 31
(Dollars in thousands)               1993        1992       1991
United States                     $(20,310)   $(34,437)   $10,170
Foreign                             (3,667)      2,269      5,519

                                  $(23,977)   $(32,168)   $15,689

U.S. income tax expense (benefit) at the statutory tax rate is reconciled below to the overall U.S. and foreign income tax expense (benefit).

Year Ended December 31
(Dollars in thousands)               1993        1992       1991

Tax at U.S. federal income
  tax rate                        $ (8,392)   $(10,937)    $5,334
State taxes, net of federal
  income tax effect                    396      (1,092)       881
Impact of foreign tax rates
  and credits                            -         141       (232)
Impact of foreign sales
  corporation exempt income              -        (702)      (994)
Net U.S. tax on distributions
  of current foreign earnings            -         175       (663)
Goodwill amortization                  694       1,554      1,692
Other/valuation reserve             22,302         535        (57)
Income taxes (benefit)            $ 15,000    $(10,326)    $5,961

Net income tax refunds received during 1993 were $7 million and income taxes paid during 1992 and 1991 were $3.7 million and $6.6 million, respectively.

The Company has a net operating loss carryforward of approximately $49 million expiring in 2008, and has foreign tax credit carryforwards of approximately $5 million expiring through 1998. These carryforwards are available to offset future taxable income and have been reserved in accordance with FASB Statement No. 109.

Note 8  Notes Payable and Long-Term Debt

As of July 15, 1993, the Company completed a definitive agreement with its domestic senior lenders for the restructuring of its senior credit facilities. The agreement provides the Company with a new credit facility ("New Facility") through March 31, 1995, and includes provisions for letters of credit outstanding at that time to continue through March 31, 1996. The New Facility provides approximately $60 million of revolving credit (reduced in February 1994 from $65 million by agreement of the Company and the lenders thereunder) for working capital loans and letters of credit to support commercial contracts. As of December 31, 1993, $29.7 million in loans and $38.2 million in standby letters of credit were outstanding under these facilities of which $15 million in loans and $22.5 million in letters of credit were outstanding under the New Facility and the remainder was outstanding under the restructured credit facility. Moreover, the Company currently has approximately $37.5 million in foreign short-term credit facilities with approximately $14.4 million outstanding. Due to the short-term nature of these debt instruments, it is the Company's opinion that the carrying amounts approximate the fair value. The weighted average interest rate on short-term notes payable was 8.2% at both December 31, 1993 and 1992.

In compliance with the agreement, the Company has proceeded with its previously announced divestiture program by reducing the Company's currently existing senior debt and outstanding letters of credit obligations by approximately $81.9 million from the net proceeds of businesses sold as of December 31, 1993. The program requires additional installments of $35 million by March 31, 1994 and September 30, 1994, subject to earlier payment out of asset sale proceeds from the divestiture program. As of December 31, 1993, payments of $26.9 million have been made toward the March 31, 1994 amount due.

Senior notes in the amount of $30 million will mature on March 31, 1995, except that the Company may, at its option, extend the notes to at least March 31, 1996 and, with the concurrence of the holder, through December 1, 2002. The agreement modified certain financial covenants and provided for a waiver of defaults arising from the charges taken in the third quarter of 1992. Both the new facility and the current senior debt are secured by the assets of the Company's domestic operations and the stock of certain of the Company's subsidiaries.

Long-term debt of continuing operations consists of the following:

December 31 (Dollars in thousands)              1993         1992
Promissory note with interest at 12.75%,
   due  March 31, 1995                        $ 30,000    $ 30,000
Promissory note with interest at 10.35%,
   $5 million due annually from
   1994 to 2003                                  4,379      50,000
Make-Whole Notes with interest at 2%
  over the prime rate, due December 31, 1996    11,519           -
Senior subordinated debentures with
   interest at 12.25%, due August 15, 1997     150,000     150,000
Senior subordinated debentures with
   interest at 12%, due November 1,
   1999 to 2001                                150,000     150,000
Other                                           16,381      19,357
                                               362,279     399,357
Less current portion                             8,527      85,083

                                              $353,752    $314,274

The aggregate annual maturities of long-term debt from continuing operations, in thousands, for the four years subsequent to December 31, 1994 are: 1995 - $33,374; 1996 - $13,606; 1997 - $151,446; and
1998 - $926.

Total debt of the discontinued operation, in thousands, amounted to $1,919 and $6,352 for 1993 and 1992, respectively. Of these amounts, approximately $1,807 and $5,476 represent the long-term portion.

The 12.25% senior subordinated debentures are redeemable in whole or in part at the option of the Company at any time on or after August 15, 1992, at 105% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on or after August 15, 1994. Interest is payable semi-annually on February 15 and August 15. The fair value of these instruments at December 31, 1993, based on market bid prices, was $151.5 million.

The 12% senior subordinated debentures are redeemable in whole or in part at the option of the Company at any time on or after November 1, 1994, at 105% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest at any time on or after November 1, 1996. Interest is payable semi-annually on May 1 and November 1. The fair value of these instruments at December 31, 1993, based on market bid prices, was $152.25 million.

As part of the Company's domestic debt restructuring, the 12.75% and 10.35% senior notes will mature on March 31, 1995, except that the Company may, at its option, extend the $30 million 12.75% senior note to at least December 31, 1996 and, with the concurrence of the holder, through December 1, 2002, in which event, $6 million will become due on December 1 in each of the years 1995 and 1996, and $3 million will be due annually from December 1, 1997 to 2002. At any time at or after the scheduled repayment of $125 million of the Company's currently existing senior debt and outstanding letters of credit obligations, the Company also has the option to prepay the $30 million 12.75% senior notes in whole or in part at 112.33% of their principal amount, plus accrued interest, in 1994, declining to 100% of their principal amount, plus accrued interest, in 2002.

The senior 12.75% and 10.35% promissory note agreements and the restructured credit facility require the Company, among other things, to meet certain objectives with respect to financial ratios and they and the 12.25% and 12% senior subordinated debentures contain provisions which place certain limitations on dividend payments and outside borrowings. Under the most restrictive of such provisions, the Company must maintain certain minimum consolidated net worth levels and the Company is prohibited from declaring or paying cash dividends through at least March 31, 1995.

The Make-Whole Notes were issued to the Company by one of its senior lenders during 1993 in connection with the reduction of debt owed to that senior lender. The notes require interest payments of 2% over prime payable quarterly on the last day of March, June, September and December. The principal amounts are due on December 31, 1996.

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying values of the senior notes and the Make-Whole Notes are estimated to approximate the fair values.

As a result of the loss for the fourth quarter of 1993, the Company was not in compliance with several of the financial covenants under its senior credit facilities. It has subsequently received waivers of such defaults and amendments to these agreements from its senior lenders.

Moreover, in February, 1994 the Company obtained the consent of its 12.25% Senior Subordinated Debenture holders to amend the indenture governing these debentures and permit the Company to incur up to $35 million indebtedness (including letters of credit and foreign borrowings) above the level outstanding at year-end 1993. The foregoing waivers, amendments, and consent should give the Company sufficient financial flexibility to meet its financial commitments until such time as its recently announced plans to sell the Electro-Optical Systems business are completed.

Bank, advisory and legal fees associated with the restructuring amounted to approximately $8.0 million payable in 1993. In addition, 200,000 warrants for the Company's common stock, valued at approximately $.4 million, were issued to one senior lender and, as part of the $125 million repayment plan, the Company has recognized a charge in 1993 of approximately $12 million on the prepayment of its senior notes which was partially financed with Make-Whole Notes from one of its senior lenders and the write-off of approximately $2 million of previously deferred loan costs. Approximately $18.1 million ($1.07 per share) of the above amounts relate to the extinguishment of senior debt and were recorded as an extraordinary item in 1993 .

The Company believes that funds generated from operations, together with the restructured credit facilities, anticipated proceeds from the asset divestiture program and available cash, are sufficient to meet its liquidity requirements for the foreseeable future (See Note 1).

Note 9  Shareholders' Equity

Equity Incentive Plan

Under the Company's Equity Incentive Plan, up to 2,200,000 shares of the Company's $1.00 par value common stock can be issued pursuant to the granting of stock options, stock appreciation rights, restricted stock awards and restricted unit awards to key employees. Options can be granted at no less than 100 percent of the fair market value of the stock on the date of grant or on the prospective date fixed by the Board of Directors. None of these options can be exercised for at least a one-year period from the date of grant. After this waiting period, 25 percent of each option, on a cumulative basis, can be exercised in each of the following four years. Additionally, each option shall terminate no later than 10 years from the date of grant.

On August 17, 1993, the Board of Directors approved the repricing of certain outstanding non-qualified stock options granted on previous dates under the Plan. This resulted in the replacement of 468,000 non-qualified stock options at various exercise prices ranging from $10.375 to $20.375, by 272,865 non-qualified stock options at an exercise price of $7.375, the fair market value at the date of the replacement grant, subject to the market price of the Company's stock exceeding $10 per share for a period of 30 days. Vested dates are based on the original grant dates of the replaced options.

The plan permits awards of restricted stock to key employees subject to a restricted period and a purchase price, if any, to be paid by the employee as determined by the Committee of the Equity Incentive Plan. In 1993, grants of 30,000 shares of restricted stock were made and on December 31, 1993 there were 30,000 of such shares outstanding. Vesting of such awards is subject to a defined vesting period and to the Company's stock achieving certain performance levels during such period.

Stock option activity under the plan was as follows:

Year Ended December 31
(Shares in thousands)              1993        1992        1991
Options:
  Grante                            498         197         137
  Exercised                           -         (14)        (47)
   Cancelled                       (150)       (225)        (63)
   Repricing
    Cancelled                      (468)          -           -
    Issued                          273           -           -
Outstanding at end of year        1,307       1,154       1,196
Exercisable at end of year          652         767         622
Available for grant at end
   of year                          341         524         496
Option price range per share:
   Granted                       $7.375     $11.125-    $11.875-
                                             $12.00     $14.375
   Exercised                          -     $10.375     $7.00

During 1988, the Company adopted the Equity Incentive Plan for Outside Directors. The plan provides for the granting of non-qualified stock options of up to 600,000 shares of the Company's common stock to directors of the Company who are not employees of the Company or any of its affiliates. Pursuant to this plan, options can be granted at no less than 100 percent of the fair market value of the stock on a date five business days after the option is granted and no option granted may be exercised during the first year after its grant. After this waiting period, 25 percent of each option, on a cumulative basis, can be exercised in each of the following four years. In February 1988, 320,000 stock options were granted at $16.19 per share, all of
which were exercisable as of December 31, 1993.   In December 1990,
40,000 stock options were granted at $10.375 per share, 30,000 of which were exercisable as of December 31, 1993.

  Preferred Stock Purchase Rights
On April 22, 1987, the Board of Directors declared a distribution of one Preferred Stock Purchase Right for each share of common stock outstanding. Each right will entitle the holder to buy from the Company a unit consisting of 1/100 of a share of Junior Participating Preferred Stock, Series A, at an exercise price of $70 per unit. The rights become exercisable ten days after public announcement that a person or group has acquired 20 percent or more of the Company's common stock or has commenced a tender offer for 30 percent or more of common stock. The rights may be redeemed prior to becoming exercisable by action of the Board of Directors at a redemption price of $0.025 per right. If more than 35 percent of the Company's common stock becomes held by a beneficial owner, other than pursuant to an offer deemed in the best interest of the shareholders by the Company's independent directors, each right may be exercised for common stock, or other property, of the Company having a value of twice the exercise price of each right. If the Company is acquired by any person after the rights become exercisable, each right will entitle its holder to receive common stock of the acquiring company having a market value of twice the exercise price of each right. The rights expire on May 4, 1997.

Employee Stock Savings Plan

Up to 600,000 shares of the Company's common stock are reserved for issuance under the Company's Employee Stock Savings Plan. (See Note
11)

Common Stock Warrants

In July 1993, the Company issued warrants to purchase 200,000 shares of its common stock at $9.02 per share (subject to adjustment in certain events), to one of its senior lenders in connection with the restructuring of its senior credit facilities. The warrants are exercisable on or before December 31, 1998.

Note 10  Operations by Industry Segment and Geographic Area

The Company classifies its continuing operations into four business segments: Morse Controls; Pumps, Power Transmission & Controls; Turbomachinery, and Other. Detailed information regarding products by segment is contained in the section entitled "Business" included in
Part I, Item 1 of this Form 10-K Report. In 1993, the Company redefined its business segments and restated previously reported financial information. Information about the business of the Company by business segment, foreign operations and geographic area is presented below:

Year Ended December 31
(Dollars in thousands)              1993       1992       1991

Net sales
  Morse Controls                  $163,876   $192,733   $192,512
  Pumps, Power Transmission
    & Controls                     249,896    265,336    270,309
  Turbomachinery                   147,526    160,420    181,267
  Other                             80,411    115,114    133,224

Total net sales                   $641,709   $733,603   $777,312
Segment operating income (loss)
  Morse Controls                  $  3,539   $  6,626   $  8,813
  Pumps, Power Transmission
    & Controls                      22,201     19,974     24,092
  Turbomachinery                     4,668      1,945     23,447
  Other                              2,104     (7,059)    12,707
Total segment operating
      income                        32,512     21,486     69,059
Equity in income of
  unconsolidated companies           2,550      6,297      4,878
Unallocated corporate expenses     (13,460)   (10,533)    (8,955)
Net interest expense               (45,579)   (49,418)   (49,293)
Income (loss) from continuing
  operations before income
  taxes, minority interest,
  extraordinary item and
  cumulative effect of change
  in accounting principle         $(23,977)  $(32,168)   $15,689

A reconciliation of segment operating income to income from operations follows:

Year Ended December 31
(Dollars in thousands)               1993       1992       1991
Segment operating income          $ 32,512   $ 21,486   $ 69,059
  Unallocated corporate expense    (13,460)   (10,533)    (8,955)
  Other Income                        (172)    (2,017)      (777)
Income from operations            $ 18,880   $  8,936   $ 59,327

Segment operating income (loss) for the year ended December 31, 1993, includes $11.5 million of unusual charges, of which $3.7 million, $1.7 million, $2.0 million and $4.1 million relates to the Morse Controls, Pumps, Power Transmission & Controls, Turbomachinery and Other segments, respectively. Unallocated corporate expenses include unusual charges of $6.2 million for the year ended December 31, 1993.

Segment operating income (loss) for the year ended December 31, 1992, includes unusual charges of $24.0 million, of which $.3 million, $.4 million, $7.3 million and $16.0 million relates to the Morse Controls, Pumps, Power Transmission & Controls, Turbomachinery and Other segments, respectively.

Summary financial information for unconsolidated companies (all
Foreign) follows:

Year Ended December 31
(Dollars in thousands)              1993       1992       1991
Net sales                        $ 91,180   $137,385   $120,652
Gross profit                       23,984     36,948     33,970
Net income                          4,979     12,720      9,827
Equity in income of
  unconsolidated companies
  (by associated segment)
  Morse Controls                       40        607        709
  Turbomachinery                    2,510      5,690      4,169
Equity in income of
   unconsolidated companies      $  2,550   $  6,297   $  4,878

December 31 (Dollars in thousands)             1993       1992
Current assets                              $  2,219   $ 33,871
Non-current assets                            13,493     12,471
Current liabiliabilities                      31,550     32,235
Non-current liabilities                        1,557      1,191
Net assets                                  $ 12,605   $ 12,916

Total direct sales on prime contracts to the Department of Defense of the United States Government for continuing operations were $30.1 million in 1993 (Pumps, Power Transmission & Controls segment - $18.6 million; Turbomachinery segment - $3.4 million; and Other - $8.1 million), $35.4 million in 1992 (Pumps, Power Transmission & Controls
- - $18.7 million; Turbomachinery segment - $4.6 million; and Other - $12.1 million), and $41.0 million in 1991 (Pumps, Power Transmission & Controls segment - $25.4 million; Turbomachinery - $4.1 million; and Other - $11.5 million).

The Morse Controls segment had sales to one commercial customer that accounted for 12%, 15% and 15% of consolidated sales in 1993, 1992 and 1991, respectively. No other customer accounted for 10% or more of consolidated sales in 1993, 1992 or 1991.

Year Ended December 31
(Dollars in thousands)             1993       1992       1991

Identifiable assets
  Morse Controls                $155,745   $167,717   $191,748
  Pumps, Power Transmission
    & Controls                   196,748    194,408    215,089
  Turbomachinery                  86,941     99,937     98,484
  Other                           55,434    130,599    138,663
  Corporate                       58,043     91,827     51,171
  Discontinued Operation          85,000    266,092    286,919
Total identifiable assets       $637,911   $950,580   $982,074
Depreciation and amortization
  Morse Controls                $  6,775   $  7,737   $  7,485
  Pumps, Power Transmission
    & Controls                     9,449      9,388      9,501
  Turbomachinery                   6,209      6,627      6,446
  Other                            3,435      4,622      5,024
  Corporate                        3,516      2,499      2,439
Total depreciation and
  amortization                  $ 29,384   $ 30,873   $ 30,895
Capital expenditures
  Morse Controls                $  4,907   $  5,638   $  5,258
  Pumps, Power Transmission
    & Controls                     4,065      5,055      5,526
  Turbomachinery                   3,492      3,169      3,766
  Other                            1,069        982      2,037
  Corporate                          352      3,282      1,813

Total capital expenditures       $13,885   $ 18,126   $ 18,400

The continuing operations of the Company on a geographic basis are as follows:

Year Ended December 31
(Dollars in thousands)             1993       1992       1991

Net sales
  United States                 $452,455   $496,224   $528,849
  Foreign (principally Europe)   189,254    237,379    248,463
Total net sales                 $641,709   $733,603   $777,312
Segment operating income
  United States                 $ 31,829   $ 13,947   $ 56,425
  Foreign                            683      7,539     12,634
Total segment operating
  income                        $ 32,512   $ 21,486   $ 69,059
Identifiable assets
  Continuing Operations:
  United States                 $378,739   $503,991   $479,885
  Foreign                        174,172    180,497    215,270
  Discontinued Operation:
  United States                   80,252    262,178    279,834
  Foreign                          4,748      3,914      7,085

Total identifiable assets       $637,911   $950,580   $982,074

Export sales
  Asia                          $ 27,521   $ 27,701   $ 34,732
  Latin America                   12,962      6,877      4,552
  Canada                          10,882      8,027      9,387
  Mexico                           7,504      1,837      6,102
  Europe                           4,901      9,795      7,178
  Other                            7,992      8,646      8,345

Total export sales              $ 71,762   $ 62,883   $ 70,296



Note 11  Pension Plans

The Company and its subsidiaries have various pension plans covering substantially all of their employees. Benefits are based on either years of service or years of service and average compensation during the years immediately preceding retirement. Pension expense was $8.4 million in 1993, $8.7 million in 1992, and $8.8 million in 1991, and includes amortization of prior service cost and transition amounts for periods of 6 to 13 years. The Company's divestiture program resulted in a decrease in U.S. pension plan participants during 1993. The total curtailment and settlement gain of $1.2 million was applied to the reserve for divestitures (see Note 3). The Company included a $1.9 million curtailment loss in its estimated loss on disposal related to the discontinued operation. It is the general policy of the Company to fund its pension plans in conformity with requirements of applicable laws and regulations. Pension expense (including $1.1 million, $1.0 million and $0.8 million charged to discontinued operations in 1993, 1992 and 1991, respectively) is comprised of the following:

Year Ended December 31
(Dollars in thousands)            1993       1992       1991

Service cost                   $  7,678    $ 7,526    $ 7,641
Interest cost on projected
   benefit obligation            13,802     14,271     13,282
Actual return on plan assets    (22,646)   (10,620)   (26,436)
Net amortization and deferral     9,567     (2,452)    14,324
Net pension expense            $  8,401   $  8,725   $  8,811

Assumptions used in the accounting for the Company-sponsored defined benefit plans:

Year Ended December 31            1993       1992       1991

Weighted average discount rate    7.5%       8.0%       8.5%

Rate of increase in
  compensation levels             5.3%       5.3%       6.0%

Expected long-term rate
  of return on assets             9.0%       9.0%       9.0%

The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension plans:

Year Ended December 31
(Dollars in thousands)                1993                  1992

                               Assets    Accumulated    Assets   Accumulated
                               Exceed     Benefits      Exceed     Benefits
                            Accumulated    Exceed    Accumulated   Exceed
                              Benefits     Assets      Benefits    Assets
Actuarial present value of
benefit obligations:
  Vested benefit obligation   $102,819   $ 62,394     $ 72,087   $ 79,985
  Accumulated benefit
    obligation                $107,089   $ 63,428     $ 73,682   $ 81,938
Projected benefit obligation  $128,485   $ 64,432     $ 85,231   $ 96,000
Plan assets at fair value      135,616     49,326      112,877     67,251
Plan assets in excess of
  (less than) projected
  benefit obligation             7,131    (15,106)      27,646    (28,749)
Unrecognized net (gain)
  or loss                       (1,300)     1,752       (7,080)     4,504
Prior service cost not yet
  recognized in net
  periodic pension cost          4,779      3,524        6,155      3,256
Unrecognized net (asset)
  obligation at transition       4,198      1,251       (1,672)     6,857
Adjustment required to recognize
  minimum liability                  -     (6,507)           -     (5,834)
Pension asset (liability)
  recognized in the
  balance sheet               $ 14,808 $  (15,086)    $ 25,049   $(19,966)

Plan assets at December 31, 1993, are invested in fixed dollar, guaranteed investment contracts, United States Government obligations, fixed income investments, guaranteed annuity contracts and equity securities whose values are subject to fluctuations of the securities market.

The Company maintains a defined contribution (Employee Stock Savings) plan covering substantially all domestic, non-union employees. Eligible employees may generally contribute from 1% to 12% of their compensation on a pretax basis. The Company's historical matching percentage is 50% of the first 6% of each participant's pretax contribution. The employer matching contributions have been temporarily suspended since July 1992. The Company's expense was $1.8 million and $3.5 million for 1992 and 1991, respectively.

Note 12  Postretirement Benefits

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's non-union employees retiring from active service and immediately receiving retirement benefits from one of the Company's pension plans would be eligible to receive such benefits. The Company's unionized retiree benefits are determined by their individually negotiated contracts. The Company's contribution toward the full cost of the benefits is based on the retiree's age and continuous unbroken length of service with the Company. The Company's policy is to pay the cost of medical benefits as claims are incurred. Life insurance costs are paid as insured premiums are due.

In December 1990, the FASB issued Statement No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual method of accounting for postretirement benefits. The accumulated benefit obligation at transition of $44.5 million was recognized as a cumulative effect of a change in accounting principle net of $16.9 million of income taxes calculated in accordance with the FASB's Statement No. 109, "Accounting for Income Taxes" (see Note 5), and retroactively applied as of January 1, 1992. In prior years, the cost for life insurance benefits was recognized as premiums were paid and the cost of retiree health care was recognized when claims were paid.

The following tables set forth the plans' combined status reconciled with the amounts included in the consolidated balance sheet:

December 31 (Dollars in thousands)                1993
                                                  Life
                                       Medical  Insurance
                                        Plans     Plans    Total
Accumulated postretirement
  benefit obligation:
    Retirees                           $28,134    $8,035  $36,169
    Fully eligible active
      plan participants                  6,130     1,200    7,330
    Other active plan participants       3,750       520    4,270
                                        38,014     9,755   47,769
Plan assets                                  -         -        -
Unrecognized net loss                   (3,693)     (920)  (4,613)
Postretirement  benefit liability
  recognized in the balance sheet      $34,321    $8,835  $43,156


December 31 (Dollars in thousands)                 1992
                                                   Life
                                       Medical  Insurance
                                        Plans     Plans    Total
Accumulated postretirement
  benefit obligation:
    Retirees                           $22,089   $ 7,925  $30,014
    Fully eligible active
      plan participants                  6,970     1,425    8,395
    Other active plan participants       3,595       700    4,295
                                        32,654    10,050   42,704
Plan assets                                  -         -        -

Accrued postretirement benefit         $32,654   $10,050  $42,704

The 1993 and 1992 accrued postretirement benefits amounts are comprised of current liabilities of $2.2 million and $2.5 million, and long-term liabilities of $41.0 million and $40.2 million, respectively.

As a result of the divestitures in 1993, the Company recognized a $2.2 million gain related to the curtailment of its postretirement benefit plans. This curtailment gain was applied to the reserve for divestitures. (See Note 3)

As a result of the Company's decision to sell its Electro-Optical
Systems operations a curtailment gain of $1.3 million was recognized. This curtailment gain is a component of the estimated loss on disposal of discontinued operations. (See Note 2)

Net periodic postretirement benefit cost (including $.3 million charged to discontinued operations in both 1993 and 1992) included the following components:

Year Ended December 31
(Dollars in thousands)              1993                  1992
                                      Life                    Life
                           Medical  Insurance      Medical  Insurance
                            Plans     Plans         Plans     Plans

Service cost               $   372    $   63      $   407     $  98
Interest cost                2,999       750        2,778       865

Net periodic
  postretirement
  benefit cost             $ 3,371    $  813      $ 3,185     $ 963


Actual negotiated health care premiums were used in calculating 1993 and 1992 health care costs. It is expected that the annual increase in medical costs will be 9.6% from 1993 to 1994 and will be 13.5% in 1995, grading down in future years by .5% per year until it reaches a future general medical inflation level of 6%. Inflation has been capped at 200% for active non-union employees. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $3.1 million at year end 1993 and the net periodic cost by $.2 million for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8.5% in 1993 and 1992, respectively.

In March 1994, the Company amended its policy regarding retiree medical and life insurance. This amendment, which affects some current retirees and all future retirees, phases out the Company subsidy for retiree medical and life insurance over a three year period ending January 1, 1997. The Company expects to amortize associated reserves to income over the phase out period at approximately $7 million per year. The Company does not anticipate a significant increase or decrease in cash requirements related to this change in policy during the phase out period. The Company also lowered the discount rate in 1993 to 7.5% from 8.5% in 1992 in line with the change in the overall economic environment. This change has an insignificant effect on the net periodic postretirement benefit cost.

Postretirement benefit costs for 1991, which were recorded on a cash basis, totaled approximately $3.3 million, net of premiums received from retirees.

Note 13  Leases

The Company leases certain manufacturing and office facilities, equipment, and automobiles under long-term leases. Future minimum rental payments required under operating leases of continuing operations that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 1993, are:

(Dollars in thousands)
1994                                               $ 5,532
1995                                                 4,275
1996                                                 3,031
1997                                                 1,646
1998                                                 1,113
Thereafter                                           3,440

Total minimum lease payments                       $19,037

Total rental expense under operating leases charged against continuing operations was $10.1 million in 1993, $11.5 million in 1992 and $11.9 million in 1991.

Note 14  Contingencies

In August 1985, the Company was named as defendant in a lawsuit filed by Long Island Lighting Company ("LILCO"). The action stemmed from the sale of three diesel generators to LILCO for use at its Shoreham Nuclear Power Station. During testing of the diesel generators, the crankshaft of one of the diesel generators severed. The Company's insurers have defended the action under a reservation of rights.

On April 10, 1991, a jury, in a trial limited to liability, in the U.S. District Court in the Southern District of New York, found that the warranty was in effect from the time of shipment of the diesel generators until July 1986. On July 22, 1992, the trial court entered a judgment in the amount of $18.3 million which included interest to the judgment date.

On September 22, 1993, the Second Circuit Court of Appeals affirmed all lower court decisions in this matter. On October 25, 1993, the judgment against the Company was satisfied by payment to LILCO of approximately $19.3 million by two of the Company's insurers.

In late June 1992, the Company filed an action in the Northern District of California against one of its insurers in an attempt to collect amounts for defense costs paid to counsel retained by the Company in defense of the LILCO litigation. The insurer has refused to reimburse the Company for approximately $8 million in defense costs paid by the Company alleging that defense costs above reasonable levels were expended in defending this litigation. Upon motion by the defendant this action has now been transferred to the Southern District of New York and assigned to one of the judges who heard the underlying LILCO trial.

In January 1993, the Company was served a complaint in a case brought in California by another insurer alleging that the insurer was entitled to recover $10 million in defense costs previously paid in connection with the LILCO matter and $1.2 million of the judgment which was paid on behalf of the Company. The complaint alleges inter alia that the insurer's policies did not cover the matters in question in the LILCO case. An Answer denying the complaint has been filed in connection with this matter.

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought by approximately 20,000 claimants who allege injury caused by exposure to asbestos. Although the Company and its subsidiary have never been producers or direct suppliers of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary had components which contained asbestos. The allegations state a claim for asbestos exposure when Company-manufactured equipment was maintained or installed. Suits against the Company have been tendered to its insurers who are defending under their stated reservation of rights. The insurers for the subsidiary are being identified and will be provided notice. A tentative settlement agreement relating to approximately 10,000 claimants has been reached. Should additional settlements be reached at comparable levels, the settlements will not have a material effect on the Company.

The activities of certain employees of the Ni-Tec Division of the Company's Varo Inc. subsidiary ("Ni-Tec"), headquartered in Garland, Texas, are the focus of an ongoing investigation by the Office of the Inspector General of the United States Department of Defense and the Department of Justice (Criminal Division). On July 16, 1992, Ni-Tec received a subpoena for certain records as a part of the investigation, which subpoena has been responded to. Additional subpoenas for additional documents were received in September 1992, February 1993 and March 1994. The Company has responded to the September subpoena, the government subsequently withdrew the February subpoena, and the Company is in the process of responding to the March subpoena. The investigation appears directed at quality control, testing and documentation activities which began at Ni-Tec while it was a division of Optic-Electronic Corp. Optic-Electronic Corp. was acquired by the Company in November 1990 and subsequently merged with Varo Inc. in 1991. The Company continues to cooperate fully with the investigation.

In a number of instances the Company has received Notice of Potential Liability from the United States Environmental Protection Agency alleging that various of its divisions had arranged for the disposal of hazardous wastes at a number of facilities that have been targeted for cleanup pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). In each instance the Company believes that it qualifies as a de minimis or minor contributor to each site with a large number of Potential Responsible Parties ("PRP's") owning a greater share. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will therefore not be material. For additional information see section entitled Environmental Matters in Part I, Item 1 of this Form 10-K Report.

The Company currently has pending against it, a lawsuit relating to performance shortfalls in products delivered by its Delaval Turbine Division in a prior year.

With respect to the litigation and claims described in the preceding paragraphs, it is management's opinion that the Company either expects to prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities; however, the ultimate outcome of any of these matters is indeterminable at this time.

In addition, the Company is involved in various other pending legal proceedings arising out of the Company's business. The adverse outcome of any of these legal proceedings is not expected to have a material adverse effect on the financial condition of the Company. However, if all or substantially all of these legal proceedings were to be determined adversely to the Company, which is viewed by the Company as only a remote possibility, there could be a material adverse effect on the financial condition of the Company.

Reported profits from the sale of certain products to the U.S.
Government and its agencies are subject to adjustments. In the opinion of management, refunds, if any, will not have a material effect upon the consolidated financial statements.

The Company is self-insured for a portion of its product liability and certain other liability exposures. Depending on the nature of the liability claim, and with certain exceptions, the Company's maximum self-insured exposure ranges from $250,000 to $500,000 per claim with certain maximum aggregate policy limits per claim year. With respect to the exceptions, which relate principally to diesel and turbine units sold before 1991, the Company's maximum self-insured exposure is $5 million per claim.



REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Board of Directors,
Imo Industries Inc.

We have audited the accompanying consolidated balance sheets of Imo Industries Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and shareholders' equity (deficit) for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imo Industries Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements as a whole, present fairly in all material respects the information set forth herein.

As discussed in Note 12 to the financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions.

                                         ERNST & YOUNG
Princeton, New Jersey
March 18, 1994





                              F-6

Imo Industries Inc. and Subsidiaries
Quarterly Financial Information (Unaudited)

Quarterly financial information for 1993 and 1992 is as follows:

1993 (Dollars in thousands
  except per share amounts) (a)<F1>
                                 1st*<F3>   2nd*<F3>   3rd*<F3>   4th
                                Quarter    Quarter    Quarter    Quarter


Net sales                       $ 167,164  $ 167,483  $ 153,995  $ 153,067
Gross profit                       47,972     50,236     44,923     39,810
Income (loss) before
  extraordinary item:
    Continuing operations             411      3,467      4,737    (47,755)(b)<F2>
    Discontinued operation         (2,837)    (1,717)   (10,974)  (197,803)
    Extraordinary item                  -    (11,219)    (6,876)         -
Net income (loss)                  (2,426)    (9,469)   (13,113)  (245,558)
Earnings (loss) per share:
  Before extraordinary item:
    Continuing operations             .03        .20        .28      (2.82)
    Discontinued operation           (.17)      (.10)      (.65)    (11.70)
  Extraordinary item                    -       (.66)      (.41)         -
  Net income (loss)                  (.14)      (.56)      (.78)    (14.52)


1992 (Dollars in thousands
  except per share amounts) (a)<F1>
                                  1st*<F3>   2nd*<F3>   3rd*<F3>   4th*<F3>
                                 Quarter    Quarter    Quarter    Quarter

Net sales                        $ 177,251  $ 190,404  $ 164,077  $ 201,871
Gross profit                        48,871     51,423     31,008     56,505
Income (loss) before
  cumulative effect of change
  in accounting principle:
    Continuing Operations            1,259      1,028    (28,439)     3,892
    Discontinued Operation              72       (238)   (29,015)    (3,559)
Cumulative effect of change in
  accounting principle             (27,590)         -          -          -
Net income (loss)                  (26,259)       790    (57,454)       333
Earnings (loss) per share:
  Before cumulative effect
    of change in accounting
    principle:
      Continuing Operations            .07        .06      (1.69)       .23
      Discontinued Operation           .01       (.01)     (1.72)      (.21)
  Cumulative effect of change in
    accounting principle             (1.64)         -          -          -
  Net income (loss)                  (1.56)       .05      (3.41)       .02
Cash dividends per share              .125       .125       .125          -

<F1> (a) The notes to the consolidated financial statements located in
         Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.

<F2> (b) Includes approximately $5 million of charges related to estimated costs associated with litigation settlements and $3 million related to valuation of assets.

<F3> * Reclassified to conform to 1993 full year presentation.
                                      F-7

IMO INDUSTRIES INC. AND SUBSIDIARIES                                  SCHEDULE V
PROPERTY, PLANT AND EQUIPMENT
(Dollars in thousands)

THREE-YEAR PERIOD ENDED DECEMBER 31, 1993
                               BALANCE AT                            OTHER CHANGES     BALANCE
                               BEGINNING    ADDITIONS                ADD (DEDUCT)-     AT END
                               OF YEAR      AT COST    RETIREMENTS    DESCRIBE         OF YEAR(5)<F5>


CLASSIFICATION
YEAR ENDED
  DECEMBER 31, 1993:
  Land                          $ 21,029     $     5   $     -       $    (40) (1)<F1> $ 18,499
                                                                       (2,444) (2)<F2>
                                                                          (51) (3)<F3>
  Buildings and improvements     113,857         329        28         (1,080) (1)<F1>  105,624
                                                                       (8,688) (2)<F2>
                                                                        1,234  (3)<F3>
  Machinery and equipment        250,887      13,551     3,244         (4,205) (1)<F1>  224,632
                                                                      (33,790) (2)<F2>
                                                                        1,433  (3)<F3>

                                $385,773     $13,885   $ 3,272       $(47,631)         $348,755
                                ========     =======   =======       =========         ========
YEAR ENDED
  DECEMBER 31, 1992: *<F6>
  Land                          $ 20,957     $     1   $     -       $   (233) (1)<F1> $ 21,029
                                                                          304  (4)<F4>
  Buildings and improvements     115,111       2,971      1,637        (3,842) (1)<F1>  113,857
                                                                        2,337  (4)<F4>
                                                                       (1,083) (3)<F3>
  Machinery and equipment        251,243      15,154      5,006       (10,874) (1)<F1>  250,887
                                                                          568  (4)<F4>
                                                                         (198) (3)<F3>

                                $387,311     $18,126    $ 6,643      $(13,021)         $385,773
                                ========     =======    =======      =========         ========

YEAR ENDED
  DECEMBER 31, 1991: *<F6>
  Land                         $ 20,228      $    20    $     -      $    (87) (1)<F1> $ 20,957
                                                                          404  (4)<F4>
                                                                          392  (3)<F3>
  Buildings and improvements    109,409        3,587         76          (395) (1)<F1>  115,111
                                                                        1,999  (4)<F4>
                                                                          587  (3)<F3>
  Machinery and equipment       240,847       14,793      3,802          (909) (1)<F1>  251,243
                                                                        2,473  (4)<F4>
                                                                       (2,159) (3)<F3>

                               $370,484      $18,400    $ 3,878      $  2,305          $387,311
                               ========      =======    =======      =========         ========

<F1>(1) Foreign currency exchange rate adjustment.
<F2>(2) Ending balances of businesses sold.
<F3>(3) Reclassifications and adjustments.
<F4>(4) Opening balance of companies acquired at fair market value and related adjustments.
<F5>(5) Depreciation and amortization of plant and equipment are computed principally by the straight-line method based upon the following estimated useful life ranges:
          Building and improvements  -- 5-35 years
          Machinery and equipment    -- 3-15 years
<F6> *  Reclassified to conform to the 1993 presentation
        (continuing operations)
                                                    S-1

                                                                      SCHEDULE VI
IMO INDUSTRIES INC. AND SUBSIDIARIES
ACCUMULATED DEPRECIATION AND AMORTIZATION
OF PROPERTY, PLANT AND EQUIPMENT
(Dollars in thousands)

THREE-YEAR PERIOD ENDED DECEMBER 31, 1993
                                             ADDITIONS
                               BALANCE AT    CHARGED TO              OTHER CHANGES      BALANCE
                               BEGINNING     COSTS AND               ADD(DEDUCT)-       AT END
                               OF YEAR       EXPENSES   RETIREMENTS  DESCRIBE           OF YEAR


DESCRIPTION
YEAR ENDED
  DECEMBER 31, 1993:
  Buildings and improvements   $ 38,834      $ 4,026    $     20     $  1,714  (1)<F1>  $ 39,532
                                                                         (145) (2)<F2>
                                                                       (4,877) (3)<F3>
  Machinery and equipment       150,511       19,171       3,071         (474) (1)<F1>   139,428
                                                                       (2,612) (2)<F2>
                                                                      (24,097) (3)<F3>

                               $189,345      $23,197    $  3,091     $(30,491)          $178,960
                               ========      =======    ========     =========          ========
YEAR ENDED
  DECEMBER 31, 1992: *<F4>
  Buildings and improvements   $ 35,853      $ 4,154    $    316     $   (237) (1)<F1>  $ 38,834
                                                                         (625) (2)<F2>
  Machinery and equipment       139,403       20,744       2,955          259  (1)<F1>   150,511
                                                                       (6,940) (2)<F2>

                               $175,256      $24,903    $  3,271     $ (7,543)          $189,345
                               ========      =======    ========     =========          ========

YEAR ENDED
  DECEMBER 31, 1991: *<F4>
  Buildings and improvements   $ 29,770      $ 3,791    $     60     $  2,322  (1)<F1>  $ 35,853
                                                                           30  (2)<F2>
  Machinery and equipment       124,134       21,137       3,492       (2,223) (1)<F1>   139,403
                                                                         (153) (2)<F2>

                               $153,904      $24,928    $  3,552     $    (24)          $175,256
                               ========      =======    ========     =========          ========

<F1> (1) Reclassifications and adjustments.
<F2> (2) Foreigh currency exchange rate adjustment.
<F3> (3) Ending balance of businesses sold.
<F4> * Reclassified to conform to the 1993 presentation
       (continuing operations)

                                         S-2




                                                                 SCHEDULE VIII
IMO INDUSTRIES INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

THREE-YEAR PERIOD ENDED DECEMBER 31, 1993
                                                         ADDITIONS
                                       BALANCE AT    CHARGED TO                                  BALANCE
                                       BEGINNING     COSTS AND   OTHER -       DEDUCTIONS -      AT END
                                       OF YEAR       EXPENSES  DESCRIBE        DESCRIBE          OF YEAR
YEAR ENDED DECEMBER 31, 1993:
   Allowance for doubtful accounts     $ 3,506       $ 1,720   $     -         $    327 (8)<F8>  $ 3,144
                                                                                  1,177 (4)<F4>
                                                                                    108 (2)<F2>
                                                                                    470 (3)<F3>
                                       =======       =======   =======         ========          =======
   Inventory Valuation Allowance       $17,293       $ 8,918   $     -         $  8,796 (7)<F7>  $13,560
                                                                                  2,425 (3)<F3>
                                                                                  1,430 (8)<F8>
                                       =======       =======   =======         ========          =======
   Valuation allowance for
          deferred tax assets          $ 1,500       $58,715   $     -         $      -          $60,215
                                       =======       =======   =======         ========          =======
   Accrued product warranty liability  $ 8,666       $ 4,747   $    30 (2)<F2> $     65 (2)<F2>  $ 8,907
                                                                    63 (3)<F3>    4,474 (5)<F5>
                                       =======       =======   =======         ========          =======
   Accrued contract completion costs   $   773       $ 1,099   $    60 (3)<F3> $    965 (6)<F6>  $   967
                                       =======       =======   =======         ========          =======

YEAR ENDED DECEMBER 31, 1992: *<F9>
   Allowance for doubtful accounts     $ 3,449       $ 1,830   $   135 (3)<F3> $    248 (2)<F2>  $ 3,506
                                                                                  1,102 (3)<F3>
                                                                                    558 (4)<F4>
                                       =======       =======   =======         ========          =======
   Inventory Valuation Allowance       $10,382       $17,960   $ 2,944 (3)<F3> $    227 (2)<F2>  $17,293
                                                                                 13,766 (7)<F7>
                                       =======       =======   =======         ========          =======
   Valuation allowance for
          deferred tax assets          $     -       $ 1,500   $     -         $      -          $ 1,500
                                       =======       =======   =======         ========          =======
   Accrued product warranty liability  $ 5,288       $ 5,995   $ 1,818 (3)<F3> $  4,386 (5)<F5>  $ 8,666
                                                                                     49 (2)<F2>
                                       =======       =======   =======         ========          =======
   Accrued contract completion costs   $ 1,094       $   727   $     -         $    934 (6)<F6>  $   773
                                                                                    114 (3)<F3>
                                       =======       =======   =======         ========          =======

YEAR ENDED DECEMBER 31, 1991: *<F9>
   Allowance for doubtful accounts     $ 3,763       $ 1,101   $     -         $     62 (2)<F2>  $ 3,449
                                                                                    324 (3)<F3>
                                                                                  1,029 (4)<F4>
                                       =======       =======   =======         ========          =======
   Inventory Valuation Allowance       $11,049       $ 3,624   $     -         $     29 (2)<F2>  $10,382
                                                                                    966 (3)<F3>
                                                                                  3,296 (7)<F7>
                                       =======       =======   =======         ========          =======
   Accrued product warranty liability  $ 7,247       $ 3,291   $    42 (2)<F2> $  5,292 (5)<F5>  $ 5,288
                                       =======       =======   =======         ========          =======
   Accrued contract completion costs   $ 2,471       $ 2,935   $     -         $  4,312 (6)<F6>  $ 1,094
                                       =======       =======   =======         ========          =======

<F1>(1) Opening balance of companies acquired during the year.
<F2>(2) Foreign exchange adjustments.
<F3>(3) Reclassification and adjustments.
<F4>(4) Uncollectible accounts written off, net of recoveries.
<F5>(5) Product warranty claims honored during the year.
<F6>(6) Current year charges for contract completion.
<F7>(7) Charges against inventory valuation account during the year.
<F8>(8) Ending balances of businesses sold.
<F9> *    Reclassified to conform to the 1993 presentation (continuing operations).


                                               S-3







                                                 									                SCHEDULE IX
IMO INDUSTRIES INC.
SHORT-TERM BORROWINGS
(Dollars in Thousands)

THREE-YEAR PERIOD ENDED DECEMBER 31, 1993
                                                             MAXIMUM        AVERAGE           WEIGHTED
                                                 WEIGHTED    AMOUNT         AMOUNT            AVERAGE
                                       BALANCE   AVERAGE     OUTSTANDING    OUTSTANDING       INTEREST RATE
CATEGORY OF AGGREGATE                  AT END    INTEREST    AT ANY         DURING THE        DURING THE
SHORT-TERM BORROWINGS                  OF YEAR   RATE        MONTH-END      YEAR (2)<F2>      YEAR (3)<F3>

Year Ended December 31, 1993
Notes Payable to banks (1)<F1>         42,759    8.22%       80,530         65,048            9.65%

Year Ended December 31, 1992 *<F4>
Notes Payable to banks (1)<F1>         74,032    8.16%	      87,191	        66,589            9.51%

Year Ended December 31, 1991 *<F4>
Notes Payable to banks (1)<F1>         40,314   10.22%	      94,083	        70,759            9.30%



<F1>(1)  Represents borrowings under lines of credit borrowing arrangements which have no termination date but are reviewed annually for renewal.
<F2>(2)  The average amount outstanding during the year was computed by dividing the total of month-end outstanding balances by 12.
<F3>(3)  The weighted average interest rate during the year was computed by dividing the actual interest expense on short-term debt by average short-term outstanding.
<F4> *   Reclassified to conform to the 1993 presentation (continuing operations).


                                       S-4







                                                                    SCHEDULE X
IMO INDUSTRIES INC. AND SUBSIDIARIES
SUPPLEMENTARY INCOME STATEMENT INFORMATION
(Dollars in thousands)

THREE-YEAR PERIOD ENDED DECEMBER 31, 1993
                                              CHARGED TO COSTS AND EXPENSES

                                                  Year ended December 31

          Item                            1993          1992*<F1>    1991*<F1>
MAINTENANCE AND REPAIRS                   $11,365       $13,224      $12,603
                                          =======       =======      =======


Amounts for taxes, other than payroll and income, royalties, depreciation and amortization of intangible assets, preoperating costs and similar deferrals and advertising costs are not presented, as such amounts are less than 1% of total sales or are otherwise disclosed in the financial statements or notes thereto.

<F1> * Reclassified to conform to the 1993 presentation (continuing operations).





                                       				S-5



