Form 10-Q
period 1994-03-31
IMO INDUSTRIES INC
filed 1994-05-16
CIK 804151

Form 10-Q

                	SECURITIES AND EXCHANGE COMMISSION
	                     Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

	OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 	 EXCHANGE ACT OF 1934

For the transition period from                        to





Commission file number 1-9294

                             Imo Industries Inc.

		(Exact name of registrant as specified in its charter)

          Delaware             		        21-0733751
(State of other jurisdiction of		(I.R.S. Employer
 incorporation or organization)		 Identification No.)

	 3450 Princeton Pike
  Lawrenceville, New Jersey                    08648
(Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code 609-896-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1.00 Par Value--16,911,270 shares as of April 30, 1994.

                              	INDEX


                                                                  Page
                                                                 Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

 Consolidated Statements of Income--Three
   months ended March 31, 1994 and 1993                          2

 Consolidated Balance Sheets--March 31, 1994 and
   December 31, 1993                                             3

 Consolidated Statements of Cash Flows--Three
   months ended March 31, 1994 and 1993                          4

 Notes to Consolidated Financial Statements--
   March 31, 1994                                                5-9


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                  9-15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                      15
Item 4.  Submission of Matters to a Vote of Security Holders.    15
Item 6.  Exhibits and Reports on Form 8-K.                       16

SIGNATURES                                                       17

PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements.

                       Imo Industries Inc. and Subsidiaries
                        Consolidated Statements of Income
                 (Dollars in thousands except per share amounts)

                                                  Three Months Ended March 31,
                                                      1994             1993	*
                                                            (Unaudited)
NET SALES                                         $ 153,695        $ 167,164
Cost of products sold                               114,049          119,192

                                GROSS PROFIT         39,646           47,972

Selling, general and administrative expenses         26,459           32,839
Research and development expenses                     2,121            3,143

                      INCOME FROM OPERATIONS         11,066           11,990

Interest expense                                     10,362           11,865
Interest income                                        (136)            (186)
Other (income) expense, net                            (287)             386
Equity in income of unconsolidated companies           (297)            (793)

    INCOME FROM CONTINUING OPERATIONS BEFORE
          INCOME TAXES AND MINORITY INTEREST          1,424              718

INCOME TAXES
   Current                                              424              ---
   Deferred                                             ---              273

                          TOTAL INCOME TAXES            424              273

Minority interest                                        95               34

           INCOME FROM CONTINUING OPERATIONS            905              411

Loss from Discontinued Operation                        ---           (2,837)

                           NET INCOME (LOSS)       $    905         $ (2,426)

Earnings (Loss) per share:
  Continuing operations                               $0.05            $0.03
  Discontinued operation                                ---           ($0.17)
  Net income (loss)                                   $0.05           ($0.14)

Weighted average number of shares outstanding      16,911,270       16,881,270

See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1994 presentation.

                             Imo Industries Inc. and Subsidiaries
                                 Consolidated Balance Sheets
                                   (Dollars in thousands)
                                                          March 31,  December 31,
                                                           1994        1993
                                                          (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $  17,389    $  19,935
  Trade accounts and notes receivable, less
    allowance of $2,614 in 1994 and $3,144 in 1993          115,236      102,871
  Inventories--net                                          116,103      116,254
  Recoverable income taxes                                      ---        3,826
  Deferred income taxes                                       2,327        2,680
  Net assets of discontinued operation - current             50,338       47,993
  Prepaid expenses and other current assets                  15,742       13,908
                                     TOTAL CURRENT ASSETS   317,135      307,467

PROPERTY, PLANT AND EQUIPMENT--on the basis of cost         345,457      348,755
Less allowances for depreciation and amortization          (185,289)    (178,960)
                        NET PROPERTY, PLANT AND EQUIPMENT   160,168      169,795

INTANGIBLE ASSETS, PRINCIPALLY GOODWILL                      89,667       93,123
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED COMPANIES       6,496        6,466
NET ASSETS OF DISCONTINUED OPERATION - NONCURRENT            34,662       37,007
OTHER ASSETS                                                 23,601       24,053
                                             TOTAL ASSETS  $631,729     $637,911

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Notes payable                                            $ 44,258     $ 42,759
  Trade accounts payable                                     54,196       47,479
  Accrued expenses and other liabilities                     86,585       88,911
  Accrued costs related to discontinued operation            10,201       12,688
  Current portion of long-term debt                           4,471        8,527
                                TOTAL CURRENT LIABILITIES   199,711      200,364

LONG-TERM DEBT                                              354,154      353,752
DEFERRED INCOME TAXES                                        13,923       13,944
ACCRUED POSTRETIREMENT BENEFITS - LONG-TERM                  38,898       40,971
ACCRUED PENSION EXPENSE AND OTHER LIABILITIES                55,621       61,101
                                        TOTAL LIABILITIES   662,307      670,132

MINORITY INTEREST                                             1,892        1,746
- - -SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred Stock: $1.00 par value; authorized and
    unissued 5,000,000 shares                                   ---          ---
  Common Stock: $1.00 par value; authorized 25,000,000
    shares; issued 18,584,058 shares in 1994 and 1993        18,584       18,584
  Retained earnings                                        (109,326)    (110,233)
  Additional paid-in capital                                 79,080       79,080
  Cumulative foreign currency translation adjustments        (1,020)      (1,610)
  Minimum pension liability adjustment                       (1,768)      (1,768)
  Treasury stock at cost--1,672,788 shares in
    1994 and 1993                                           (18,020)     (18,020)
                     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)   (32,470)     (33,967)
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) $ 631,729    $ 637,911

See accompanying notes to consolidated financial statements.

                           Imo Industries Inc. and Subsidiaries
                          Consolidated Statements of Cash Flows
                                (Dollars in thousands)
                                                               Three Months
                                                              Ended March 31,
                                                             1994         1993	*
                                                                (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                       $     905    $ (2,426)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) continuing operations:
      Discontinued operation                                    ---       2,837
      Depreciation                                            5,779       6,351
      Amortization                                            1,774       1,326
      Provision for losses on accounts receivable               244         242
      Provision for deferred income taxes                       ---         273
      Dividends received in excess of equity in
        earnings of unconsolidated companies                     73          25
      Minority interest in net income                            95          34

      Other changes in operating assets and liabilities:
        (Increase) decrease in accounts and notes
         receivable                                         (12,609)      9,617
        Decrease (increase) in inventories                      151      (3,905)
        Decrease in recoverable income taxes                  3,826       8,639
        Decrease (increase) in accounts payable and
         accrued expenses                                     5,639      (5,066)
        Other operating assets and liabilities               (3,822)     (3,421)
   Net cash provided by continuing operations                 2,055      14,526
   Net cash used by discontinued operation                   (2,557)     (1,425)
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (502)     13,101

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                 (1,230)     (3,414)
  Proceeds from sale of property, plant and equipment         3,506         ---
  Net cash used by discontinued operation                      (111)     (1,219)
  Other                                                         (13)        278
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       2,152      (4,355)

FINANCING ACTIVITIES
  Increase (decrease) in notes payable                        1,751      (4,571)
  Proceeds from long-term borrowings                             78       2,593
  Principal payments on long-term debt                       (4,915)     (1,679)
  Payment of debt financing costs                            (1,248)        ---
  Other                                                          49        (208)
                  NET CASH USED IN FINANCING ACTIVITIES      (4,285)     (3,865)
Effect of exchange rate changes on cash                          89        (222)

       (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (2,546)      4,659
Cash and cash equivalents at beginning of period             19,935      15,343
             CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  17,389    $ 20,002

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
   Interest expense                                       $  13,481    $ 14,921
   Income taxes                                           $  (3,416)   $ (7,302)

See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1994 presentation.

Imo Industries Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited with respect to March 31, 1994 and 1993 and the periods then ended.)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B--DISCONTINUED OPERATION

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

Net sales of the Discontinued Operation for the first quarter of 1994 were $45.4 million compared with $35.8 million for the first quarter of last year. The net loss excluding pretax allocated interest of $2.4 million and $2.6 million, was $.1 million and $.2 million, respectively for the same periods. The 1994 net loss including allocated interest was charged against the reserve for anticipated losses established by the Company in 1993.

See Note G for discussion of contingencies related to the Electro-Optical Systems business.

NOTE C--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                         March 31,    December 31,
                                           1994           1993
                                        (Unaudited)

Finished products                         $39,367     $  39,074
Work in process                            64,465        65,802
Materials and supplies                     44,274        45,786

                                          148,106       150,662
Less customers' progress payments          16,349        20,848
Less valuation allowance                   15,654        13,560

                                         $116,103      $116,254


NOTE D--ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities (in thousands of dollars) consist of the following:

                                         March 31,    December 31,
                                           1994           1993
                                        (Unaudited)

Accrued contract completion costs        $    951      $    967
Accrued product warranty costs              7,677         8,907
Accrued litigation and claim costs         13,446        14,312
Payroll and related items                  15,478        15,139
Accrued interest payable                   10,121        11,590
Customer advance payments                   6,507         5,168
Accrued restructuring costs                 7,948         8,414
Other                                      24,457        24,414

                                         $ 86,585      $ 88,911

NOTE E--EARNINGS (LOSS) PER SHARE

Earnings (loss) per share for 1994 and 1993 are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options are excluded because their effect is not material.

NOTE F--POSTRETIREMENT BENEFITS

In March 1994, the Company amended its policy regarding retiree medical and life insurance. This amendment, which affects some current retirees and all future retirees, phases out the Company subsidy for retiree medical and life insurance over a three year period ending January 1, 1997. The Company expects to amortize associated reserves to income over the phase out period at approximately $7 million per year on a pretax basis. The amount amortized to income for the three months ended March 31, 1994 was $1.8 million (pretax). The Company does not anticipate a significant increase or decrease in cash requirements related to this change in policy during the phase out period.

NOTE G--CONTINGENCIES

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

In January 1993, the Company was served a complaint in a case brought in California by another insurer alleging that the insurer was entitled to recover $10 million in defense costs previously paid in connection with the LILCO matter and $1.2 million of the judgment which was paid on behalf of the Company. The complaint alleges inter alia that the insurer's policies did not cover the matters in question in the LILCO case. An Answer and various motions have been filed in connection with this matter.

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

The Company is a defendant in an action filed in the United States District Court for the Middle District of Louisiana brought by Gulf States Utilities Company ("GSU"). The complaint alleges that the Company breached its contract for the sale of two emergency diesel generators delivered to GSU's River Bend Nuclear Generating Station in 1981 and 1982. GSU alleges that it has incurred a loss of $8 million and claims additional amounts for the use of money and an equitable adjustment of the purchase price.

In July of 1992 the District Court for the Middle District of Louisiana granted the Company's motion for Summary Judgment dismissing GSU's claims. In November of 1993 the Fifth Circuit Court of Appeals reversed and remanded the case for trial. The ruling eliminated the Company's statute of limitations defense, but preserved all other defenses.

The Company has recently learned that the District Court will set this matter for trial on August 22, 1994. The Company also has two lawsuits pending against it relating to equipment sold by its former diesel engine division.

The Company currently has pending against it a lawsuit relating to performance shortfalls in products delivered by its Delaval Turbine Division in a prior year.

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


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's financial condition and results of operations during the three months ended March 31, 1994.

Restructuring Plan

The Company has completed a significant portion of the asset divestiture program adopted in October 1992. The Company sold its Heim Bearings,
Aerospace and Barksdale Controls operations for aggregate proceeds of approximately $91 million in 1993. Net proceeds from these sales have been used to reduce senior debt. Results of these operations to their date of sale as well as operations remaining to be sold, other than the Electro-Optical Systems business, are included in continuing operations reported in the consolidated financial statements. Gains of $18.1 million on the assets divested during 1993 have been deferred and applied to the reserve for divestitures.

Pursuant to a plan announced in January 1994, the Company intends to sell its Electro-Optical Systems business. The post-cold war slowdown in defense spending has impacted the Electro-Optical Systems operations and its recent performance. Selling the business will help the Company reduce debt, halt further cash drains, and concentrate the Company's focus on its core businesses. The sale of this business segment is expected to be consummated in the second half of the year. The disposal of this business segment has been accounted for as a discontinued operation and accordingly, its operating results are segregated and reported as a Discontinued Operation in the accompanying Consolidated Statements of Income. The assets and liabilities have been condensed into net assets of discontinued operation on the accompanying Consolidated Balance Sheets. The 1993 amounts have been reclassified to conform to this presentation.

In accordance with the restructuring program announced in January 1994, the Company is implementing cost-cutting measures at its remaining operations to reduce its expense structure and to eliminate duplicative functions by consolidating some of its smaller operating units. The Company is consolidating its four domestic turbo-machinery aftermarket maintenance divisions into one TurboCare division; is consolidating certain operations in the European mechanical controls and automotive components divisions; and is revising operating processes and reducing employment levels at the turbomachinery, pumps and other operations. The Company expects these programs to generally be complete by mid-year and the number of employees company-wide is forecast to decline by approximately 450, or 9% from continuing operations, between mid-1993 and mid-1994. The benefits from the restructuring program should become more apparent in the latter part of the year. The restructurings are expected to provide net cash benefits of approximately $3 million in 1994 and $13 million annually thereafter.

Also as a result of restructuring, the Company has realigned its core businesses into three new groupings for management and segment reporting purposes. The Power Products and Services Group is basically unchanged but will now be known as the Turbomachinery segment. The Mechanical Controls Group, which previously contained three of the Aerospace divisions (sold September 1993), is now called the Morse Controls segment. The Power Transmission Group lost two Aerospace divisions through divestiture but gained Gems Sensors, Fincor Electronics and TransInstruments through realignment. This Group is now known as Pumps, Power Transmission & Controls segment. The Instruments Group no longer exists because the Electro-Optical Systems business is now accounted for as a discontinued operation. Finally, the operating units sold and the remaining assets to be sold as part of the asset divestiture program, except for the Electro-Optical Systems operations, have been grouped as a separate segment entitled Other for segment reporting purposes.

Results of Operations

Net sales from continuing operations in the first quarter of 1994 were $153.7 million compared with $167.2 million in the first quarter of 1993. Sales from core operations (excluding operations divested in 1993 or pending divestiture) were $149.8 million for the first quarter of 1994, compared with $141.5 million for the first quarter of 1993, a 5.9% increase.

Income from continuing operations in the first quarter of 1994 was $905,000 or $0.05 per share, compared with $411,000 or $0.03 per share in the first quarter of 1993. Net income for the current quarter was also $905,000 or $0.05 per share, while there was a net loss of $2.4 million, or $0.14 per share in the first quarter of 1993. The result of the discontinued operation in 1993's first quarter was a loss of $2.8 million, or $0.17 per share.

Bookings from continuing operations were $162.2 million, compared with $163.2 last year, and quarter-end backlog was $218.6 million, compared with $273.8 million at the end of March 1993. Approximately $37 million of the year-over-year decline in backlog is associated with operations divested in 1993. Backlog during the first quarter of 1994 gained $9 million from the 1993 year-end level.

Core operations' bookings in the current quarter were $158.4 million, compared with $137.6 million last year, while comparable period-end backlogs were $213.9 million and $232.4 million, respectively. The backlog for core operations increased during the first quarter of 1994 from $205.4 million at year-end 1993.

Morse Controls segment sales in the first quarter of 1994 were up 3.8% over the first quarter of 1993 as the result of higher activity in the operation's farm equipment, over-the-road vehicle and construction equipment markets in the U.S. Segment operating income, which was up 31.4%, benefited from this increased proportion of industrial business in the product mix, as well as from restructuring actions in European operations. The U.S. operation's industrial bookings were a record in March.

The segment's automotive components operation experienced a gain in market share and benefited from the successful launch late last year of a new Fiat model. However, the dollar value of the gain in sales over the year-ago quarter was offset by a roughly equal adverse change in foreign exchange rates. Backlog at this operation grew 18% in the quarter.

Pumps, Power Transmission & Controls segment sales in the first quarter of this year were down 3.1% from the first quarter of last year. Segment operating income was up 24.6%, largely as the result of reduced overhead expenses, the phase out of certain postretirement benefit subsidies, and improved volume in the power transmission sector.

Pump operations sales and operating profit were adversely affected by the continued fall-off in defense business. Although overall bookings were down from the prior year's first quarter because of weak Navy business, commercial bookings in the chemical processing, hydrocarbon processing and pulp and paper markets improved. Imo Pump division bookings in March were the highest in 15 months.

Power Transmission sales and operating profit improved for the quarter, compared with last year's first quarter. March results, including bookings, were particularly good. Gear shipments to general industrial markets increased during the period, as did brand-labeled electrical products for distributors.

Controls sales declined in the quarter, mainly due to weakness in European markets early in the period. Bookings for the Navy and process markets were strong in the first quarter, as was the level of customer inquiries for environmental markets products.

Turbomachinery segment sales were up 25.2% in the first quarter of 1994 compared with the prior year, primarily as the result of increased major unit completions. Segment operating income declined largely due to cost overruns and the mix of lower-margin product. The expected benefits of restructuring activities being put in place have yet to be realized. Segment bookings in the first quarter were $45 million, compared with bookings of $33 million in the prior year's quarter. The current period's bookings contain $14 million of non-Imo sourced gas turbines to be provided by Imo in connection with Imo compressors.

The Company's overall gross profit margin for continuing operations in the first quarter of 1994 decreased to 25.8%, compared with 28.7% in the first quarter of 1993. The Turbomachinery segment is the primary reason for the decrease as a result of that segment's cost overruns and an unfavorable mix of lower-margin product. The gross profit margin for the fourth quarter of 1993 was 26.4%.

Selling, general and administrative expenses for continuing operations declined $6.4 million compared with the first quarter of 1993, with most of the decline attributable to businesses sold subsequent to the first quarter of 1993 and the phase out of certain postretirement benefit subsidies. Total selling, general and administrative expenses decreased as a percent of sales to 17.2% in the first quarter of 1994 compared with 19.4% in the first quarter a year ago. Research and development expenditures for continuing operations decreased $1.0 million and were 1.4% of net sales compared with 1.9% of net sales in the first quarter of 1993.

In March 1994, the Company amended its policy regarding retiree medical and life insurance plans. This amendment, which affects some current retirees and all future retirees, phases out the Company subsidy for retiree medical and life insurance over a three year period ending December 31, 1996.
The Company expects to amortize associated reserves to income over the phase out period at approximately $7 million per year on a pretax basis ($1.8 million (pretax) in the first quarter of 1994). The
Company does not anticipate a significant increase or decrease in cash requirements related to this change in policy during the phase out period.

Equity in income of unconsolidated companies was $0.3 million, down from the $0.8 million recorded in the first quarter of the prior year, primarily because of a reduced level of business in the Company's European based turbomachinery affiliate, Delaval Stork.

Average borrowings in the first quarter of 1994 were $71 million lower than for the same period in 1993 as a result of debt pay-downs from proceeds of asset sales. As a result, total interest expense (before allocation to discontinued operations) of $12.7 million in 1994 was $1.9 million less than in 1993. The interest expense for continuing operations as shown in the Consolidated Statements of Income excludes interest expense incurred by the discontinued operation as well as an interest allocation to the discontinued operation of $2.4 million in 1994 and $2.6 million in 1993.

Income taxes were provided at a 30% rate of pretax income from continuing operations in the first quarter of 1994 versus 38% for the same period of 1993. The 1994 provision is comprised of foreign and state income taxes. The decrease in the effective tax rate is due to the existence of U.S. net operating loss carryforwards in 1994.

The Company has a net operating loss carryforward of approximately $49 million expiring in 2008 and has foreign tax credit carryforwards of approximately $5 million expiring through 1998. These carryforwards, which are available to offset future taxable income, have been reserved in accordance with FASB Statement No. 109.

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


Liquidity and Capital Resources

The Company's domestic liquidity requirements are served by a revolving credit facility, while its needs outside the U.S. are covered by short and intermediate term credit facilities from foreign banks. On July 15, 1993, the Company completed a definitive agreement with its domestic senior lenders for the restructuring of its senior credit facilities. The agreement provides the Company with a new credit facility ("New Facility") through March 31, 1995, and includes provisions for letters of credit outstanding at that time to continue through March 31, 1996. The New
Facility provides approximately $60 million of revolving credit (reduced in February 1994 from $65 million by agreement of the Company and the lenders thereunder) of which $10 million is for working capital, $40 million is for letters of credit to support commercial contracts and $10 million is for either working capital or letters of credit. As of March 31, 1994, $31.2 million in working capital loans and $39.7 million in standby letters of credit were outstanding under these facilities of which $20 million in working capital loans and $24.2 million in letters of credit were outstanding under the New Facility and the remainder was outstanding under the restructured credit facility. Both the New Facility and the restructured credit facilities are secured by the assets of the Company's domestic operations and all or a portion of the stock of certain of the Company's subsidiaries. The Company also has approximately $35.0 million in foreign short-term credit facilities with approximately $13.1 million outstanding.

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

The Company's operating activities used cash of $0.5 million in the first quarter of 1994, compared with providing cash of $13.1 million in the first quarter of 1993. Net cash provided by investing activities was $2.1 million in the first quarter of 1994 compared with cash used of $4.4 million in the 1993 quarter. The improvements in net cash provided by investing activities are principally a result of $3.5 million of cash generated from the sale of assets and $2.2 million less being spent on capital additions in the 1994 period compared with the 1993 period. Cash and cash equivalents were $17.4 million at March 31, 1994 compared with $19.9 million at December 31, 1993.

Working capital as of March 31, 1994 was $117.4 million, an increase of $10.3 million from the end of 1993. The ratio of current assets to current liabilities was 1.6 at March 31, 1994, compared with 1.5 at December 31, 1993. Principally as a result of the 1993 loss, the Company's total debt as a percent of its total capitalization was 108.8% at March 31, 1994, compared with 109.2% at December 31, 1993.

The Company presently has outstanding $150 million of 12.25% Senior Subordinated Debentures maturing in 1997 and $150 million of 12% Senior Subordinated Debentures maturing in amounts of $37.5 million in 1999, $37.5 million in 2000 and $75.0 million in 2001. In addition, the Company had at March 31, 1994, a $30 million 12.75% Senior Note due March 31, 1995, which the Company may, at its option, extend to at least December 31, 1996, and, with the concurrence of the holder, through December 1, 2002, in which event, $6 million will become due on December 1 in each of the years 1995 and 1996, and $3 million will be due annually from December 1, 1997 to 2002. The Company also has $0.3 million outstanding of an original $50 million 10.35% Senior Note due in 1994 and $12.4 million of Make-Whole Notes due December 31, 1996, which require quarterly interest payments at 2% above prime.

The Company is on schedule with its previously announced divestiture and debt reduction programs. As of March 31, 1994, six divisions have been sold and $81.9 million of the debt from the domestic senior lender group has been repaid from the net proceeds. The Company is planning to sell its Electro-Optical Systems business, certain other non-strategic businesses and under-utilized real estate holdings. The Company is continually evaluating its options and business strategies in the interest of strengthening the Company.

Of the $125 million of debt required to be repaid to the domestic senior lender group by the July 15, 1993 definitive senior debt restructuring agreement, $90.0 million was repaid by March 31, 1994 with the final
installment of $35 million due by September 30, 1994.   The Company
currently anticipates that cash flow from operations together with cash generated by asset sales will be sufficient to permit the required repayments. Without the sale of a sufficient portion of its operating assets currently held for sale or the refinancing of the senior obligations, the Company would not have sufficient cash flow from operations to make the repayment required in September, 1994. The process of disposing of assets is continuing and in addition, management is presently seeking replacement financing. While there can be no guarantee as to the Company's ability to sell sufficient assets or obtain refinancing within the necessary time frame, significant progress has been made to date, and management believes its plans are achievable.


PART II.  	OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is a defendant in an action filed in the United States District Court for the Middle District of Louisiana brought by Gulf States Utilities Company ("GSU"). The complaint alleges that the Company breached its contract for the sale of two emergency diesel generators delivered to GSU's River Bend Nuclear Generating Station in 1981 and 1982. GSU alleges that it has incurred a loss of $8 million and claims additional amounts for the use of money and an equitable adjustment of the purchase price.

In July of 1992 the District Court for the Middle District of Louisiana granted the Company's motion for Summary Judgment dismissing GSU's claims. In November of 1993 the Fifth Circuit Court of Appeals reversed and remanded the case for trial. The ruling eliminated the Company's statute of limitations defense, but preserved all other defenses.

The Company has recently learned that the District Court will set this matter for trial on August 22, 1994.

For additional information regarding certain pending lawsuits, reference is made to the Company's Form 10-K Report for the year ended December 31, 1993, which is incorporated herein by reference, and to Note G in Part I of this report.


Item 4.	Submission of Matters to a Vote of Security Holders.

In a Form 8-K filed February 1, 1994, the Company reported that it had commenced solicitation of consents of holders of its 12-1/4% Senior Subordinated Debentures Due 1997 (the "Debentures") to an amendment of the indenture pursuant to which such Debentures were issued (the "Indenture") for the purpose of allowing the Company and its subsidiaries to incur an additional $35 million of indebtedness above December 31, 1993 senior debt outstandings.

In a Form 8-K filed February 16, 1994, the Company reported that it had received the necessary consents for approval of the proposed amendment to the Indenture, as announced in Company's press release dated February 15, 1994, which was filed as an Exhibit to that Form 8-K. The Company received consents to the proposed Indenture amendment from holders of Debentures representing $143,534,000 (approximately 95.69%) in aggregate principal amount of the Debentures. Holders of Debentures representing $6,466,000 (approximately 4.31%) in aggregate principal amount of the Debentures withheld their consent to the proposed amendment. There were no abstentions or broker non-votes.


Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits: None

            (b) Reports on Form 8-k:

            On February 1, 1994, the Company filed a Report on Form 8-K reporting under Item 5.

            On February 16, 1994, the Company filed a Report on Form 8-K reporting under Item 5.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Imo Industries Inc.
                                    (Registrant)



Date May 14, 1994               /s/ DONALD K. FARRAR
                                Donald K. Farrar
                                Chief Executive Officer,
                                President and Director
                                (principal executive officer)



Date May 14, 1994               /s/ WILLIAM M. BROWN
                                William M. Brown
                                Executive Vice President and
                                Chief Financial Officer
                                (principal financial officer)


Date May 14, 1994               /s/ ROBERT A. DERR II
                                Robert A. Derr II
                                Vice President and Corporate
                                Controller
                                (principal accounting officer)