Form 10-Q
period 1994-06-30
IMO INDUSTRIES INC
filed 1994-08-11
CIK 804151

                                 Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1.00 Par Value--16,911,270 shares as of July 31, 1994.

	                               INDEX


                                                                   Page
                                                                  Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

      Consolidated Statements of Income--Three and six
        months ended June 30, 1994 and 1993                         2

      Consolidated Balance Sheets--June 30, 1994 and
        December 31, 1993                                           3

      Consolidated Statements of Cash Flows--Six
        months ended June 30, 1994 and 1993                         4

      Notes to Consolidated Financial Statements--
        June 30, 1994                                             5-10

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                 10-17


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                        17
Item 4.  Submission of Matters to a Vote of Security Holders.      18
Item 6.  Exhibits and Reports on Form 8-K.                         18

SIGNATURES                                                         19

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                          Imo Industries Inc. and Subsidiaries
                                            Consolidated Statements of Income
                                     (Dollars in thousands except per share amounts)
                                                Three Months                  Six Months
                                                Ended June 30,                Ended June 30,
                                             1994            1993*         1994          1993*
                                                  (Unaudited)                  (Unaudited)
NET SALES                               $    164,875    $    167,483  $    318,570  $    334,647
Cost of products sold                        121,573         117,247       235,622       236,439

                          GROSS PROFIT        43,302          50,236        82,948        98,208

Selling, general and
  administrative expenses                     28,776          32,726        55,235        65,565
Research and development expenses              1,958           2,826         4,079         5,969

                INCOME FROM OPERATIONS        12,568          14,684        23,634        26,674

Interest expense                              10,531          11,843        20,893        23,708
Interest income                                 (511)            (89)         (647)         (275)
Other (income) expense, net                      (56)           (302)         (318)           84
Equity in (income) loss of
  unconsolidated companies                      (165)            150          (487)         (643)

        INCOME FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES, MINORITY
         INTEREST AND EXTRAORDINARY ITEM       2,769           3,082         4,193         3,800

INCOME TAXES (BENEFIT)
  Current                                        779            ---          1,203          ---
  Deferred                                      ---             (411)         ---           (138)

          TOTAL INCOME TAXES (BENEFIT)           779            (411)        1,203          (138)

Minority interest                                238              26           333            60

        INCOME FROM CONTINUING OPERATIONS
             BEFORE EXTRAORDINARY ITEM         1,752           3,467         2,657         3,878

Loss from discontinued operation
  (net of income tax benefits in
   1993 of $1 million and $2.7
   million, respectively)                       ---           (1,717)         ---         (4,554)
Extraordinary item - loss on
  extinguishment of debt (net of
  income tax benefit of $6,876)                 ---          (11,219)         ---        (11,219)

                     NET INCOME (LOSS)  $      1,752    $     (9,469) $      2,657  $    (11,895)

Earnings (loss) per share:
  Continuing operations before
    extraordinary item                         $0.10           $0.20         $0.16         $0.23
  Discontinued operation                        ---           ($0.10)         ---         ($0.27)
  Extraordinary item                            ---           ($0.66)         ---         ($0.66)
  Net income (loss)                            $0.10          ($0.56)        $0.16        ($0.70)

Weighted average number of shares
  outstanding                             16,911,270      16,881,270    16,911,270    16,881,270

See accompanying notes to consolidated financial statements.
*Reclassified to conform to 1994 presentation.
                                                                   2

                                       Imo Industries Inc. and Subsidiaries
                                             Consolidated Balance Sheets
                                                (Dollars in thousands)
                                                                             June 30,           December 31,
                                                                               1994                 1993
                                                                            (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                          $       11,747     $          19,935
   Trade accounts and notes receivable, less
     allowance of $2,898 in 1994 and $3,144 in 1993                          129,866               102,871
   Inventories--net                                                          115,021               116,254
   Recoverable income taxes                                                     ---                  3,826
   Deferred income taxes                                                       1,600                 2,680
   Net assets of discontinued operation - current                             52,233                47,993
   Prepaid expenses and other current assets                                  14,326                13,908
           TOTAL CURRENT ASSETS                                              324,793               307,467

PROPERTY, PLANT AND EQUIPMENT--on the basis of cost                          341,235               348,755
Less allowances for depreciation and amortization                           (183,779)             (178,960)
           NET PROPERTY, PLANT AND EQUIPMENT                                 157,456               169,795

INTANGIBLE ASSETS, PRINCIPALLY GOODWILL                                       89,506                93,123
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED COMPANIES                        7,299                 6,466
NET ASSETS OF DISCONTINUED OPERATION - NONCURRENT                             32,767                37,007
OTHER ASSETS                                                                  23,406                24,053
           TOTAL ASSETS                                               $      635,227      $        637,911

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable                                                      $       43,047      $         42,759
   Trade accounts payable                                                     61,792                47,479
   Accrued expenses and other liabilities                                     80,475                88,911
   Accrued costs related to discontinued operation                             5,989                12,688
   Income taxes payable                                                        1,203                  ---
   Current portion of long-term debt                                           3,765                 8,527
           TOTAL CURRENT LIABILITIES                                         196,271               200,364

LONG-TERM DEBT                                                               353,934               353,752
DEFERRED INCOME TAXES                                                         14,264                13,944
ACCRUED POSTRETIREMENT BENEFITS - LONG-TERM                                   37,723                40,971
ACCRUED PENSION EXPENSE AND OTHER LIABILITIES                                 58,543                61,101
           TOTAL LIABILITIES                                                 660,735               670,132

MINORITY INTEREST                                                              2,227                 1,746
SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred Stock:  $1.00 par value; authorized and
     unissued 5,000,000 shares                                                  ---                   ---
   Common Stock:  $1.00 par value; authorized 25,000,000
     shares; issued 18,584,058 shares in 1994 and 1993                        18,584                18,584
   Additional paid-in capital                                                 79,080                79,080
   Retained earnings (deficit)                                              (107,576)             (110,233)
   Cumulative foreign currency translation adjustments                         1,965                (1,610)
   Minimum pension liability adjustment                                       (1,768)               (1,768)
   Treasury stock at cost--1,672,788 shares in 1994
     and 1993                                                                (18,020)              (18,020)
           TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                              (27,735)              (33,967)
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)       $      635,227      $        637,911

See accompanying notes to consolidated financial statements.

                                        Imo Industries Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                               (Dollars in thousands)
                                                                                             Six Months
                                                                                             Ended June 30,
                                                                                        1994                1993*
                                                                                             (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                                             $       2,657      $      (11,895)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) continuing operations:
    Discontinued operation                                                               ---                4,554
    Depreciation                                                                       11,171              12,408
    Amortization                                                                        3,515               2,594
    Provision for losses on accounts receivable                                           574                 470
    Deferred tax benefit                                                                 ---                 (138)
    Equity in earnings of unconsolidated companies
      (in excess of) less than dividends received                                         (92)                176
    Minority interest in net income                                                       333                  60
    Extraordinary item (net of applicable taxes)                                         ---               11,219
    Gain on sale of property, plant and equipment                                        ---                  (25)
    Other changes in operating assets and liabilities:
      Increase in accounts and notes receivable                                       (27,569)                (35)
      Increase in inventories                                                          (1,911)             (2,495)
      Decrease in recoverable income taxes                                              3,826               7,270
      Increase in accounts payable and accrued expenses                                12,495               1,301
      Other operating assets and liabilities                                           (1,665)             (8,202)
  Net cash provided by continuing operations                                            3,334              17,262
  Net cash used by discontinued operation                                              (5,967)             (9,025)
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (2,633)              8,237

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                           (3,328)             (5,138)
  Proceeds from sale of property, plant and equipment                                   3,489                  40
  Proceeds from sale of businesses, net                                                 3,837               4,006
  Net cash used by discontinued operation                                                (350)               (640)
  Other                                                                                  (578)                 59
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           3,070              (1,673)

FINANCING ACTIVITIES
  Increase (decrease) in notes payable                                                    282              (1,470)
  Proceeds from long-term borrowings                                                      302               2,593
  Principal payments on long-term debt                                                 (6,798)             (3,171)
  Payment of debt financing costs                                                      (2,696)               (856)
  Dividends paid to minority interests                                                   ---                  (82)
  Other                                                                                    69                 (89)
          NET CASH USED IN FINANCING ACTIVITIES                                        (8,841)             (3,075)
Effect of exchange rate changes on cash                                                   216                (187)

          (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (8,188)              3,302
Cash and cash equivalents at beginning of period                                       19,935              15,343
          CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $      11,747      $       18,645

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest expense                                                              $      25,804      $      29,099
  Income taxes                                                                  $      (5,332)     $      (6,408)

See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1994 presentation.

Imo Industries Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited with respect to June 30, 1994 and 1993 and the periods then ended.)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B--DISCONTINUED OPERATION

In January 1994, the Company announced its intention to dispose of its Electro-Optical Systems operations, which consist of the Company's subsidiaries Varo Inc. and Baird Corporation. Under a plan approved by the Board of Directors, the Company intends to sell these operations in 1994 and has engaged an outside investment banking firm to assist in the divestiture.

In accordance with APB Opinion No. 30, the disposal of this business segment has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as a Discontinued Operation in the accompanying Consolidated Statements of Income. Prior year financial statements have been reclassified to conform to the current year presentation.

Net sales of the Discontinued Operation were $46.3 million and $41.6 million for the three months ended June 30, 1994 and 1993 and $91.8 million and $77.4 million for the six months ended June 30, 1994 and 1993, respectively. The net loss, excluding interest allocation of $2.4 million and $2.6 million ($1.6 million net of tax), was $1.9 million and $0.1 million for the three months ended June 30, 1994 and 1993, respectively. The net loss, excluding interest allocation of $4.7 million and $5.1 million ($3.2 million net of tax), was $2.0 million and $1.4 million for the six months ended June 30, 1994 and 1993, respectively. The 1994 net loss including allocated interest was charged against the reserve for anticipated losses established by the Company in 1993.

See Note G for discussion of contingencies related to the Electro-Optical Systems business.

NOTE C--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                                June 30,        December 31,
                                                 1994               1993
                                              (Unaudited)

Finished products                                $35,045          $  39,074
Work in process                                   62,363             65,802
Materials and supplies                            45,305             45,786
                                                _________         __________

                                                 142,713            150,662
Less customers' progress payments                 12,696             20,848
Less valuation allowance                          14,996             13,560
                                                _________         __________

                                                $115,021           $116,254


NOTE D--ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities (in thousands of dollars) consist of the following:

                                               June 30,          December 31,
                                                 1994               1993
                                              (Unaudited)

Accrued contract completion costs               $    610           $    967
Accrued product warranty costs                     8,362              8,907
Accrued litigation and claim costs                12,099             14,312
Payroll and related items                         13,966             15,139
Accrued interest payable                          10,178             11,590
Customer advance payments                          3,818              5,168
Accrued restructuring costs                        5,269              8,414
Other                                             26,173             24,414
                                                __________        __________

                                                $ 80,475           $ 88,911

NOTE E--EARNINGS (LOSS) PER SHARE

Earnings (loss) per share for 1994 and 1993 are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options and warrants are excluded because their effect is not material.

NOTE F--POSTRETIREMENT BENEFITS

In March 1994, the Company amended its policy regarding retiree medical and life insurance. This amendment, which affects some current retirees and all future retirees, phases out the Company subsidy for retiree medical and life insurance over a three year period ending December 31, 1996. The Company expects to amortize associated reserves to income over the phase out period at approximately $7 million per year on a pretax basis. The pretax amounts amortized to income were $1.7 million and $3.5 million for the three and six month periods ended June 30, 1994, respectively. The Company does not anticipate a significant increase or decrease in cash requirements related to this change in policy during the phase out period.

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

The Securities and Exchange Commission (the "Commission") is conducting an inquiry into, among other things, certain accounting practices at Ni-Tec and the 1991 and 1992 fiscal year financial reporting by the Company with respect thereto. The Commission has sought certain information from the Company relating to such inquiry and the Company is cooperating with this request.

The Company was notified in August, 1994 that its Electro-Optical operations are being investigated by the United States Attorney for the District of Columbia. The investigation concerns the appropriateness of certifications submitted by Company personnel regarding its contracts with the Arab Republic of Egypt that were funded by the United States Government. In connection with this investigation, the Company has received and is complying with a subpoena issued by the Grand Jury for the District of Columbia.

Regarding environmental matters, the operations of the Company, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

In a number of instances the Company has received Notice of Potential Liability from the United States Environmental Protection Agency alleging that various of its divisions had arranged for the disposal of hazardous wastes at a number of facilities that have been targeted for cleanup pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). Although CERCLA liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it qualifies as a de minimis or minor contributor to each site with a large number of Potential Responsible Parties ("PRP's") having a greater share. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will therefore not be material.

The Company is a defendant in an action filed in the United States District Court for Middle District of Louisiana brought by Gulf States Utilities Company ("GSU"). The complaint alleges that the Company breached its contract for the sale of two emergency diesel generators delivered to GSU's River Bend Nuclear Generating Station in 1981 and 1982. GSU alleges that it has incurred a loss of $8 million and claims additional amounts for the use of money and an equitable adjustment of the purchase price. In July 1992, the District Court for the Middle District of Louisiana granted the Company's motion for Summary Judgment dismissing GSU's claims. In November 1993, the Fifth Circuit Court of Appeals reversed and remanded the case for trial. The ruling eliminated the Company's statute of limitations defense, but preserved all other defenses. The Company has recently learned that the District Court will set this matter for trial in early 1995.

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


NOTE H--SUBSEQUENT EVENT

On July 28, 1994, the Company announced that it reached an agreement in principle to sell its Delaval Turbine and Turbocare divisions, which are substantially all of the Company's Turbomachinery business segment, and its 50% interest in Delaval-Stork, a Dutch joint venture, to Mannesmann Demag of Dusseldorf, Germany, for $124 million in cash. The sale is subject to negotiation and execution of a definitive agreement, formal approval of the board of directors of each company, and receipt of all necessary government approvals. The parties have a joint objective to close on the transaction before the end of 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's financial condition and results of operations during the three and six month periods ended June 30, 1994.

Restructuring Plan

The Company has completed a significant portion of the asset divestiture program adopted in October 1992. The Company sold its Heim Bearings, Aerospace and Barksdale Controls operations for aggregate proceeds of approximately $91 million in 1993 and its CEC Instruments Division and other previously identified assets for $7.3 million in the first six months of 1994. Also, the Company sold its corporate headquarters building in July 1994 for $4.8 million. Net proceeds from these sales have been used to reduce senior debt. Results of these operations to their date of sale as well as operations remaining to be sold, other than the Electro-Optical Systems business, are included in continuing operations reported in the consolidated financial statements.


Pursuant to a plan announced in January 1994, the Company intends to sell its Electro-Optical Systems business (Varo Inc. and Baird Corporation). The post-cold war slowdown in defense spending has impacted the Electro-Optical Systems operations and its recent performance. Selling the business will help the Company reduce debt, halt further cash drains, and concentrate the Company's focus on its core businesses. The sale of this business segment is expected to be consummated in the second half of the year. The disposal of this business segment has been accounted for as a discontinued operation and accordingly, its operating results are segregated and reported as a Discontinued Operation in the accompanying Consolidated Statements of Income. The assets and liabilities have been condensed into net assets of discontinued operation on the accompanying Consolidated Balance Sheets. The 1993 amounts have been reclassified to conform to this presentation.

On July 28, 1994, the Company announced that it reached an agreement in principle to sell its Delaval Turbine and Turbocare divisions and its 50% interest in Delaval-Stork, a Dutch joint venture, to Mannesmann Demag of Dusseldorf, Germany, for $124 million in cash. The sale is subject to negotiation and execution of a definitive agreement, formal approval of the board of directors of each company, and receipt of all necessary governmental approvals. The parties have a joint objective to close the transaction before the end of this year. The proceeds from this sale will be used primarily to reduce debt.

If a definitive sales agreement is executed, these Turbomachinery operations will be accounted for as a discontinued operation. Sales and operating income for these operations for the periods reported in this Form 10-Q Report are as follows:

                                                        Operating
                                                Sales     Income
                                                 ($ millions)

Three months ended June 30, 1994               $39.8       $3.3
Three months ended June 30, 1993                33.2        3.8

Six months ended June 30, 1994                  81.1        5.4
Six months ended June 30, 1993                  64.9        7.9

Also included in the agreement is the Company's investment in Delaval-Stork, a joint venture. Equity income of $0.2 million and $0.1 million was recorded for the three months ended June 30, 1994 and 1993, respectively, and $0.5 million and $0.9 million was recorded for the six months ended June 30, 1994 and 1993, respectively.

Based on the prescribed accounting for discontinued operations, substantially all of the Company's net income for the six months ended June 30, 1994 would be attributable to these operations. However, assuming that the net proceeds from the sale of these operations were used to pay down a portion of the Company's 12.25% Senior Subordinated Debentures due 1997, the Company would reduce annual interest expense by approximately $14 million. In the event that the transaction is not consummated, the Company expects to continue these operations.

The Company is continuing to implement cost-cutting measures at its core operations to reduce its expense structure and to eliminate duplicative functions by consolidating some of its smaller operating units. The Company has consolidated its four domestic turbo-machinery aftermarket maintenance divisions into one Turbocare division; has consolidated certain operations in the European mechanical controls and automotive components divisions; and is revising operating processes and reducing employment levels at the turbomachinery, pumps and other operations. The number of employees company-wide has been reduced by approximately 490, or 10% from continuing operations, between mid-1993 and mid-1994. These organizational restructuring measures are expected to provide net cash benefits of approximately $3 million in 1994 and $13 million annually thereafter.

Also as a result of restructuring, the Company has realigned its core businesses into three new groupings for management and segment reporting purposes. The Power Products and Services Group is basically unchanged but will now be known as the Turbomachinery segment. The Mechanical Controls Group, which previously contained three of the Aerospace divisions (sold September 1993), is now called the Morse Controls segment. The Power

Transmission Group lost two Aerospace divisions through divestiture but gained Gems Sensors, Fincor Electronics and TransInstruments through realignment. This Group is now known as Pumps, Power Transmission & Controls segment. The Instruments Group no longer exists because the Electro-Optical Systems business is now accounted for as a discontinued operation. Finally, the operating units sold and the remaining assets to be sold as part of the asset divestiture program but not including the Delaval Turbine and Turbocare divisions and also excluding the Electro-Optical Systems operations, have been grouped as a separate segment entitled Other for segment reporting purposes.

Results of Operations
Three months ended June 30, 1994 vs. 1993

Net sales from continuing operations in the second quarter of 1994 were $164.9 million, compared with $167.5 million for the same period a year ago. Sales from core operations (excluding operations divested since the beginning of 1993 or pending divestiture but including the Delaval Turbine and Turbocare divisions) were $161.4 million for the second quarter of 1994, compared with $143.6 million for the second quarter of 1993, a 12.4% increase.

Income from continuing operations for the second quarter of 1994 was $1.8 million, or $0.10 per share. This compares with income from continuing operations of $3.5 million, or $0.20 per share, in the second quarter of 1993. Last year's income included the earnings of operations subsequently divested, and a $1.6 million ($0.09 per share) tax benefit related to the Company's prior acquisition of the outstanding portion of the Company's Teleflex GmbH joint venture.

Net income for the second quarter was $1.8 million, or $0.10 per share. The net loss of $9.5 million ($0.56 per share) in last year's second quarter included an extraordinary item of $11.2 million ($0.66) for fees and charges related to a restructuring of the Company's senior credit facilities, and a loss from discontinued operation of $1.7 million ($0.10).

Bookings from continuing operations were $162.1 million in the second quarter of 1994, compared with $156.0 million a year ago, a gain of 3.9%. Excluding divestiture businesses, bookings were 20% ahead of last year and backlog was down 4%.

Morse Controls segment sales increased 26.7% in the second quarter of 1994, compared with the second quarter a year ago, as a result of a 51% gain in sales by Roltra-Morse. The increase at Roltra-Morse was net of a 10% decrease due to unfavorable foreign currency effects. Segment operating income was 9% below last year's level, as a sharp improvement at Roltra-Morse was offset by results at Morse's other operations in Europe.

The substantial gains at the segment's automotive components operation reflect an increase in market share on certain car models, participation on a new model car introduced late last year, the successful launch of operations in Poland, and a slight increase in market share by Fiat, the operation's primary customer.

U.S. operations continued to benefit year-over-year, as they did in the first quarter, from improved industrial activity in the farm machinery, construction equipment, and truck markets. The recent demand for small Jet Boats added to the division's marine market sales.

The segment's European industrial market performance was negatively affected by the economic environment in Germany and because the consolidation of divisional operations there has been slower than anticipated. A pick-up in bookings indicates some recovery is taking place, and improved profit performance is expected.

Pumps, Power Transmission & Controls segment sales in the current second quarter were flat with those of last year, but segment operating income was up 12.1% as the result of gains in the power transmission sector.

Pump operations sales and operating profit were down in the second quarter of 1994, compared with the same period a year ago, continuing the pattern seen in the first quarter. Improved bookings and sales of equipment for the power generation, pulp and paper, and chemical and hydrocarbon processing markets were offset by ongoing erosion of Navy business.

The segment's power transmission operations continue to benefit from the upturn in general industrial activity in the U.S., with improved sales to suppliers of such industries as automotive, steel, mining, printing and refrigeration. Operating profit margin has responded to the increase in sales because of the high level of automation and cost-containment programs in place.

Both sales and operating profit for the controls sector were about flat with those of last year's second quarter, as improvements in the U.S. and Canada offset lower results in Europe.

Turbomachinery segment sales were up 16.2% in the second quarter of 1994 compared with the same period during the prior year, as the result of increased major unit completions. Segment operating income declined, however, largely as the result of cost overruns and generally lower margins on the units, reflecting the competitive pricing experienced in the marketplace over the past two years.

The Company's overall gross profit margin for continuing operations in the second quarter of 1994 decreased to 26.3%, compared with a 30.0% in the second quarter of 1993. The Turbomachinery segment is the primary reason for the decrease as a result of cost overruns and generally lower margins on major units. The gross profit margin for the first quarter of 1994 was 25.8%.

Selling, general and administrative expenses for continuing operations declined $4.0 million in the second quarter of 1994 compared with the same period a year ago, with most of the decline attributable to businesses sold subsequent to June 1993 and the phase out of certain postretirement benefit subsidies. Total selling, general and administrative expenses decreased as a percent of sales to 17.5% in the second quarter of 1994 compared with 19.5% in the second quarter of 1993.

Results of Operations
Six months ended June 30, 1994 vs. 1993

Net sales from continuing operations in the first six months of 1994 were $318.6 million compared with $334.6 million for the same period last year. Sales from core operations (excluding operations divested since the beginning of 1993 or pending divestiture but including the Delaval Turbine and Turbocare divisions) were $311.2 million in the first six months of 1994 compared with $285.2 million last year, an increase of 9.1%.

For the first six months of 1994, income from continuing operations was $2.7 million ($0.16 per share) compared with $3.9 million ($0.23 per share) in the same period of 1993. Net income for the current six months was also $2.7 million ($0.16), while there was a net loss of $11.9 million ($0.70) in the same period last year. The 1993 period included an extraordinary after-tax charge representing fees and charges related to the restructuring of the Company's senior credit facilities of $11.2 million ($0.66), and a loss from discontinued operations of $4.6 million ($0.27).

Morse Controls segment sales in the first half of 1994 were up 15.5% over the first half of 1993, primarily as the result of a 27% gain in sales by Roltra-Morse. The increase at Roltra-Morse was net of a 10% decrease due to unfavorable foreign currency effects. Most of the increase occurred in the second quarter. Segment operating income increased 5.6% over last year, as a sharp improvement at Roltra-Morse was largely offset by Morse's other operations in Europe.

Pumps, Power Transmission and Controls segment sales in the first six months of 1994 were down 1.5% from the first half of 1993. Segment operating income was up 18.1%, largely as the result of improved volume in the power transmission sector, the phase out of certain postretirement benefit subsidies, and reduced overhead expenses.

Pump operations sales and operating profit were adversely affected by the continued fall-off in defense business. Power Transmission sales and operating profit both improved for the six month period compared with last year, benefiting from the upturn in general industrial activity in the U.S. Controls sales declined in the six month period, mainly due to weakness in European markets. Operating income was down slightly.

Turbomachinery sales were up 20.6% in the first six months of 1994 compared with the prior year, primarily as the result of increased major unit completions. Segment operating income declined largely due to cost overruns and generally lower margins on the units. The expected benefits of restructuring activities being put in place have yet to be realized.

The Company's overall gross profit margin from continuing operations in the first half of 1994 was 26.0% compared with 29.3% in the first half of 1993. The Turbomachinery segment is the primary reason for the decrease as a result of that segment's cost overruns and an unfavorable mix of lower-margin product.

Selling, general and administrative expenses for continuing operations declined $10.3 million compared with the first half of 1993, with most of the decline attributable to businesses sold subsequent to June 30, 1993 and the phase out of certain postretirement benefit subsidies. Total selling, general and administrative expenses decreased as a percent of sales to 17.3% in the first half of 1994 compared with 19.6% in the first half a year ago. Research and development expenditures for continuing operations decreased $1.9 million and were 1.3% of net sales compared with 1.8% of net sales in the first half of 1993.

In March 1994, the Company amended its policy regarding retiree medical and life insurance plans. This amendment, which affects some current retirees and all future retirees, phases out the Company subsidy for retiree medical and life insurance over a three year period ending December 31, 1996. The Company expects to amortize associated reserves to income over the phase out period at approximately $7 million per year on a pretax basis ($3.5 million (pretax) in the six months ended June 30, 1994). The Company does not anticipate a significant increase or decrease in cash requirements related to this change in policy during the phase out period.

Equity in income of unconsolidated companies was $0.5 million, down slightly from the $0.6 million recorded the first half of the prior year.

Average borrowings in the first six months of 1994 were $72 million lower than for the same period in 1993 as a result of debt pay-downs from proceeds of asset sales. As a result, total interest expense (before allocation to discontinued operations) of $25.8 million in 1994 was $3.5 million less than in 1993. The interest expense for continuing operations as shown in the Consolidated Statements of Income excludes interest expense incurred by the discontinued operation as well as an interest allocation to the discontinued operation of $4.7 million in 1994 and $5.1 million in 1993.

Income taxes were provided at a 29% rate of pretax income from continuing operations in the first half of 1994 versus 38% for the same period of 1993. The 1993 tax provision was more than offset by a tax benefit of $1.6 million related to a dividend paid by a former foreign affiliate, now a consolidated subsidiary. The 1994 provision is comprised of foreign and state income taxes. The decrease in the effective tax rate is due to the existence of U.S. net operating loss carryforwards in 1994.

As of December 31, 1993, the Company had a net operating loss carryforward of approximately $49 million expiring in 2008 and foreign tax credit carryforwards of approximately $5 million expiring through 1998. These carryforwards, which are available to offset future taxable income, have been reserved in accordance with FASB Statement No. 109.

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

On July 15, 1993, the Company completed a definitive agreement with its domestic senior lenders for the restructuring of its existing senior credit facilities and a new credit facility ("New Facility") through March 31, 1995, which includes provisions for letters of credit outstanding at that time to continue through March 31, 1996. The New Facility provides approximately $60 million of revolving credit of which $10 million is for working capital, $40 million is for letters of credit to support commercial contracts and $10 million is for either working capital or letters of credit. As of June 30, 1994, $30.3 million in working capital loans and $36.9 million in standby letters of credit were outstanding under these facilities of which $20 million in working capital loans and $21.9 million in letters of credit were outstanding under the New Facility and the remainder was outstanding under the restructured credit facility. Both the New Facility and the restructured credit facilities, as well as the Company's Senior Note and Make-Whole Note referred to below, are secured by the assets of the Company's domestic operations and all or a portion of the stock of certain of the Company's subsidiaries. Approximately $91.2 million of the Company's senior indebtedness has been repaid through June 30, 1994, principally from the proceeds of asset sales. The Company also has approximately $35.0 million in foreign short-term credit facilities with approximately $12.8 million outstanding.

In the near future, the Company expects to complete a definitive agreement with a group of lenders, led by Citibank N.A. as agent, for up to $150 million in credit facilities. The agreement will provide for a $65 million revolving credit facility through July 1997, a $40 million term loan amortizing to July 1997, and a $45 million bridge loan maturing January 1996. Both the revolving credit facility and the term loan are extendible to July 1999 under certain conditions. The Citibank-led facilities will give the Company increased financial flexibility and are intended to ensure that the Company will have adequate funding to meet anticipated working capital needs over the next several years. Proceeds from the Citibank-led facilities will be used to repay the Company's working capital loans under the present domestic senior credit facilities, the $30 million 12.75% Senior Note and the $12.4 million Make-Whole Note, referred to below.

As a result of the expected early extinguishment of the present facilities, the Company anticipates that it will incur a $5.3 million (pre tax) extraordinary charge in the third quarter, of which $3.7 million will be cash related to the prepayment premium for the $30 million 12.75% Senior Note.

The Company's operating activities used cash of $2.6 million in the first half of 1994, compared with providing cash of $8.2 million in the first half of 1993. Net cash provided by investing activities was $3.1 million in the first half of 1994 compared with cash used of $1.7 million in the 1993 half. The improvements in net cash provided by investing activities is principally a result of $7.3 million of cash generated from the sale of assets and $1.8 million less being spent on capital additions in the 1994 period compared with the 1993 period. Cash and cash equivalents were $11.7 million at June 30, 1994 compared with $19.9 million at December 31, 1993.

Working capital as of June 30, 1994 was $128.5 million, an increase of $21.4 million from the end of 1993. The ratio of current assets to current liabilities was 1.7 at June 30, 1994, compared with 1.5 at December 31, 1993. Principally as a result of the 1993 loss, the Company's total debt as a percent of its total capitalization was 107.4% at June 30, 1994, compared with 109.2% at December 31, 1993.

The Company presently has outstanding $150 million of 12.25% Senior Subordinated Debentures maturing in 1997 and $150 million of 12% Senior Subordinated Debentures maturing in amounts of $37.5 million in 1999, $37.5 million in 2000 and $75.0 million in 2001. In addition, the Company has a $30 million 12.75% Senior Note due March 31, 1995, and a $12.4 million Make-Whole Note due December 31, 1996, both of which are expected to be repaid by proceeds from the Citibank-led facilities.

The Company is on schedule with its previously announced divestiture and debt reduction programs. The Company is planning to sell its Electro-Optical Systems business, certain other non-strategic businesses and under-utilized real estate holdings. In addition, the Company has reached an agreement in principle to sell its Delaval Turbine and Turbocare divisions and its 50%
interest in Delaval Stork.   The Company is continually evaluating its options
and business strategies in the interest of strengthening the Company.


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

The Securities and Exchange Commission is conducting an inquiry into, among other things, certain accounting practices at the Ni-Tec Division of the Company's Varo, Inc. subsidiary and the 1991 and 1992 fiscal year financial reporting by the Company with respect thereto. The Commission has sought certain information from the Company relating to such inquiry and the Company is cooperating with this request.

The Company was notified in August, 1994 that its Electro-Optical operations are being investigated by the United States Attorney for the District of Columbia. The investigation concerns the appropriateness of certifications submitted by Company personnel regarding its contracts with the Arab Republic of Egypt that were funded by the United States Government. In connection with this investigation, the Company has received and is complying with a subpoena issued by the Grand Jury for the District of Columbia.

For additional information regarding certain pending lawsuits, reference is made to the Company's Form 10-K Report for the year ended December 31, 1993, which is incorporated herein by reference, and to Note G in Part I of this report.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Company's Stockholders was held on May 24, 1994.

        The following Directors were elected:

                Name                  Votes For        Votes Withheld
          James B. Edwards           14,257,742           333,510
          Carter P. Thacher          14,326,553           264,694

        There were no abstentions or broker non-votes regarding the election of Directors.

        Ernst & Young were elected as independent auditors of the Company with 14,427,121 votes in favor of such election, 102,987 votes against and 61,144 abstentions. There were no broker non-votes regarding the election of such auditors.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits: None
            (b) Reports on Form 8-K: None

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Imo Industries Inc.
                                                   (Registrant)



Date August 11, 1994                       /s/ DONALD K. FARRAR
                                          Donald K. Farrar
                                          Chairman, Chief Executive Officer,
                                          President and Director
                                          (principal executive officer)



Date August 11, 1994                       /s/ WILLIAM M. BROWN
                                          William M. Brown
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)


Date August 11, 1994                       /s/ ROBERT A. DERR II
                                          Robert A. Derr II
                                          Vice President and
                                          Corporate Controller
                                          (principal accounting officer)