Form 10-Q
period 1994-09-30
IMO INDUSTRIES INC
filed 1994-11-14
CIK 804151

                                 Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

1009 Lenox Drive, Building Four West
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1.00 Par Value-- 16,965,556 shares as of October 31, 1994.

                                   INDEX


                                                                   Page
                                                                  Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

      Consolidated Statements of Income--Three and nine
        months ended September 30, 1994 and 1993                    2

      Consolidated Balance Sheets--September 30, 1994 and
        December 31, 1993                                           3

      Consolidated Statements of Cash Flows--Nine
        months ended September 30, 1994 and 1993                    4

      Notes to Consolidated Financial Statements--
        September 30, 1994                                        5-13

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                 13-19


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                         20

SIGNATURES                                                         21

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             Imo Industries Inc. and Subsidiaries
                              Consolidated Statements of Income
                           (Dollars in thousands except per share amounts)


                                                              Three Months                             Nine Months
                                                           Ended September 30,                     Ended September 30,

                                                            1994                1993*               1994               1993*

                                                              (Unaudited)                            (Unaudited)
NET SALES                                            $        113,421    $        117,546    $        347,393    $       382,057
Cost of products sold                                          81,792              82,295             250,765            269,678

                                     GROSS PROFIT              31,629              35,251              96,628            112,379

Selling, general and
  administrative expenses                                      19,571              26,947              63,123             81,396
Research and development expenses                               1,333               2,233               4,471              6,988
Unusual Items                                                     ---              (6,000)                ---             (6,000)

                           INCOME FROM OPERATIONS              10,725              12,071              29,034             29,995

Interest expense                                                8,504              10,336              25,787             30,626
Interest income                                                  (355)               (195)             (1,002)              (470)
Other (income) net                                               (245)               (946)               (359)              (949)
Equity in (income) loss of
  unconsolidated companies                                        (25)                  2                  25                281
                 INCOME FROM CONTINUING OPERATIONS
                    BEFORE INCOME TAXES, MINORITY
                  INTEREST AND EXTRAORDINARY ITEM               2,846               2,874               4,583                507

INCOME TAXES (BENEFIT)
  Current                                                         861               1,091               1,766                193
  Deferred                                                       ---                1,390                ---                (193)

                               TOTAL INCOME TAXES                 861               2,481               1,766               ---

Minority interest                                                 (66)                 46                 267                106


                 INCOME FROM CONTINUING OPERATIONS
                        BEFORE EXTRAORDINARY ITEM               2,051                 347               2,550                401

Income (loss) from discontinued operations
      (net of income taxes of $.3 million
     and $.4 million for the 1994 and
     1993 three month periods, and
     $.6 million for the 1994 nine
     month period)                                                737              (6,584)              2,895             (7,314)
Extraordinary item - loss on
  extinguishment of debt                                       (5,299)             (6,876)             (5,299)           (18,095)

                                NET INCOME (LOSS)    $         (2,511)   $        (13,113)   $            146    $       (25,008)

Earnings (loss) per share:
  Continuing operations before
    extraordinary item                                          $0.12               $0.02               $0.15              $0.02
  Discontinued operations                                       $0.04              ($0.39)              $0.17             ($0.43)
  Extraordinary item                                           ($0.31)             ($0.41)             ($0.31)            ($1.07)
  Net income (loss)                                            ($0.15)             ($0.78)              $0.01             ($1.48)

Weighted average number of shares
  outstanding                                              16,917,738          16,888,770          16,913,857         16,884,270

See accompanying notes to consolidated financial statements.
*Reclassified to conform to 1994 presentation.

                           Imo Industries Inc. and Subsidiaries
                                Consolidated Balance Sheets
                                    (Dollars in thousands)
                                                                         September 30,        December 31,
                                                                             1994                 1993*
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                           $                   $         22,356
   Trade accounts and notes receivable, less
     allowance of $2,822 in 1994 and $2,951 in 1993                            91,153                79,293
   Inventories--net                                                            88,179                89,106
   Recoverable income taxes                                                      ---                  3,826
   Deferred income taxes                                                        1,023                 2,680
   Net assets of discontinued operations - current                             68,302                73,766
   Prepaid expenses and other current assets                                    8,320                13,685
                                  TOTAL CURRENT ASSETS                        302,781               284,712

PROPERTY, PLANT AND EQUIPMENT--on the basis of cost                           236,568               247,395
Less allowances for depreciation and amortization                            (115,729)             (109,870)
                     NET PROPERTY, PLANT AND EQUIPMENT                        120,839               137,525

INTANGIBLE ASSETS, PRINCIPALLY GOODWILL                                        85,601                88,250
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED COMPANIES                         3,736                 3,337
NET ASSETS OF DISCONTINUED OPERATIONS - NONCURRENT                             72,994                67,945
OTHER ASSETS                                                                   23,425                23,784
                                          TOTAL ASSETS                 $      609,376      $        605,553

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable                                                       $       10,562      $         42,759
   Trade accounts payable                                                      49,880                39,978
   Accrued expenses and other liabilities                                      64,672                73,657
   Accrued costs related to discontinued operation                             13,912                12,688
   Income taxes payable                                                         2,347                  ---
   Current portion of long-term debt                                           17,329                 8,527
                             TOTAL CURRENT LIABILITIES                        158,702               177,609

LONG-TERM DEBT                                                                382,019               353,752
DEFERRED INCOME TAXES                                                          12,307                13,944
ACCRUED POSTRETIREMENT BENEFITS - LONG-TERM                                    30,012                33,186
ACCRUED PENSION EXPENSE AND OTHER LIABILITIES                                  54,804                61,034
                                     TOTAL LIABILITIES                        637,844               639,525

MINORITY INTEREST                                                               2,168                 1,746
SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred Stock:  $1.00 par value; authorized and
     unissued 5,000,000 shares                                                   ---                   ---
   Common Stock:  $1.00 par value; authorized
     25,000,000 shares; issued 18,607,951 shares
     in 1994 and 18,584,058 shares in 1993                                     18,608                18,584
   Additional paid-in capital                                                  79,232                79,080
   Retained earnings (deficit)                                               (110,087)             (110,233)
   Cumulative foreign currency translation adjustments                          1,399                (3,361)
   Minimum pension liability adjustment                                        (1,768)               (1,768)
   Treasury stock at cost--1,672,788 shares in 1994
     and 1993                                                                 (18,020)              (18,020)
                   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                       (30,636)              (35,718)
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                $      609,376      $        605,553

See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1994 presentation.

                              Imo Industries Inc. and Subsidiaries
                              Consolidated Statements of Cash Flows
                                    (Dollars in thousands)
                                                                                         Nine Months
                                                                                       Ended September 30,
                                                                                      1994               1993*
                                                                                         (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                                             $         146      $      (25,008)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) continuing operations:
    Discontinued operations                                                            (2,895)              7,314
    Depreciation                                                                       12,344              14,471
    Amortization                                                                        4,389               3,427
    Provision for losses on accounts receivable                                           589                 719
    Deferred tax benefit                                                                 ---                 (193)
    Equity in earnings of unconsolidated companies
      in excess of dividends received                                                     (25)               (281)
    Minority interest in net income                                                       267                 106
    Extraordinary item                                                                  5,299              18,095
    Gain on sale of property, plant and equipment                                         (10)                (47)
    Unusual items                                                                         ---              (6,000)
    Other changes in operating assets and liabilities:
      (Increase) decrease in accounts and notes receivable                            (13,030)              2,417
      (Increase) decrease in inventories                                               (2,939)              6,235
      Decrease in recoverable income taxes                                              3,826               7,168
      Increase in accounts payable and accrued expenses                                 6,689               3,014
      Other operating assets and liabilities                                            4,057              (7,845)
  Net cash provided by continuing operations                                           18,707              23,592
  Net cash provided (used) by discontinued operations                                   7,721              (3,376)
                      NET CASH PROVIDED BY OPERATING ACTIVITIES                        26,428              20,216

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                           (4,395)             (6,700)
  Proceeds from sale of property, plant and equipment                                     174                  49
  Proceeds from sale of businesses, net                                                12,681              60,006
  Net cash used by discontinued operations                                             (2,199)             (3,607)
  Other                                                                                (1,097)               (292)
                     NET CASH PROVIDED BY INVESTING ACTIVITIES                          5,164              49,456

FINANCING ACTIVITIES
  Decrease in notes payable                                                           (32,860)            (33,334)
  Proceeds from long-term borrowings                                                   85,302               2,593
  Principal payments on long-term debt                                                (50,245)            (38,789)
  Payment of debt financing costs                                                     (10,953)             (7,870)
  Proceeds from stock options exercised                                                   176                 ---
  Dividends paid to minority interests                                                   ---                  (82)
  Other                                                                                    82                 (20)
                         NET CASH USED IN FINANCING ACTIVITIES                         (8,498)            (77,502)
Effect of exchange rate changes on cash                                                   354                 (17)

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          23,448              (7,847)
Cash and cash equivalents at beginning of period                                       22,356              16,669
                    CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $      45,804      $        8,822

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest expense                                                              $                  $
  Income taxes                                                                  $                  $

See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1994 presentation.

Imo Industries Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited with respect to September 30, 1994 and 1993 and the periods then ended.)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Restatements: The Consolidated Financial Statements, and the notes thereto, have been restated to reflect the Company's Turbomachinery business segment, along with its Electro-Optical Systems business segment, as discontinued operations, in accordance with Accounting Principles Board Opinion No. 30. The 1993 and 1994 amounts have been restated to conform to the current year presentation.

NOTE B--DISCONTINUED OPERATIONS

Electro-Optical Business

In January 1994, pursuant to a plan approved by the Board of Directors, the Company announced its intention to dispose of its Electro-Optical Systems operations. On September 28, 1994, the Company announced that it had entered into a letter of intent for the acquisition of its Baird Analytical Instruments Division by a subsidiary of Thermo Instruments Systems Inc. for approximately $13.5 million, and on October 17, 1994, the Company announced that it had entered into a definitive agreement to sell the Varo Inc. and Baird Optical Systems operations of its Electro-Optical Systems business to a subsidiary of Texas Pacific Group for approximately $70 million in cash. These two sales will substantially complete the Company's planned divestiture of its Electro-Optical Systems operations. The closings of the sales of these operations are expected to occur by the end of 1994. The sale of the Varo Inc. and Baird Optical Systems operations is subject to the fulfillment of various conditions, including receipt of certain government approvals.

Turbomachinery Business

On July 28, 1994, the Company announced that it had reached an agreement in principle to sell its Delaval Turbine and TurboCare divisions, which comprise substantially all of the Company's Turbomachinery business segment, and its 50% interest in Delaval-Stork, a Dutch joint venture, to Mannesmann Demag of Dusseldorf, Germany, for $124 million in cash. The parties entered into a letter of intent in August 1994 and the sale has been approved by the Company's Board of Directors. On November 4, 1994, the parties entered into a definitive agreement. Closing of the sale, which is expected to occur during the first quarter of 1995, is subject to receipt of certain government approvals. Management estimates that the sale of its Turbomachinery business and its 50% interest in Delaval-Stork will result in a significant net gain to the Company.

In accordance with APB Opinion No. 30, the disposals of each of these business segments have been accounted for as discontinued operations and, accordingly, their operating results have been segregated and reported as Discontinued Operations in the accompanying Consolidated Statements of Income. Certain 1993 and 1994 amounts have been reclassified to conform to the current year presentation.

Net assets and liabilities of the Discontinued Operations consist of the following:
                                           September 30,   December 31,
(Dollars in thousands)                              1994          1993
                                                     (Unaudited)

	Current Assets:
      Receivables                                 $48,162       $48,122
      Inventories                                  69,721        80,241
      Other current assets                          1,783         2,068
                                                  119,666       130,431

	Current Liabilities:
      Trade accounts payable                       21,420        23,637
      Other current liabilities                    29,944        33,028
                                                   51,364        56,665

   Net Current Assets                             $68,302       $73,766

   Long-term Assets                               $87,233       $84,597

   Long-term Liabilities                           14,239        16,652

   Net Long-term Assets                           $72,994      $ 67,945

   Net Assets                                    $141,296      $141,711


Net Assets related to the Electro-Optical Systems business are $85 million as of September 30, 1994 and December 31, 1993, and net assets related to the Turbomachinery business are $56.3 million and $56.7 million as of September 30, 1994 and December 31, 1993, respectively.

A condensed summary of operations for the Discontinued Operations is as follows:

                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
(Dollars in thousands)    	      1994        1993        1994       1993
                                   (Unaudited)           (Unaudited)

	Net Sales                 $80,185     $84,514 	   $256,555   $232,032

	Income (loss) from
      operations before
      income taxes and
	   minority interest	        1,020      (5,972)	      3,476     (6,944)

	Income taxes                  283         370         581        ---
	Minority interest             ---         242         ---        370

	Income (loss) from
     operations              $   737     $(6,584)   $  2,895    $(7,314)


Income (loss) from operations of the Discontinued Operations for the three and nine month periods ended September 30, 1994 and 1993 include allocated interest expense of $4.2 million, $4.3 million, $12.5 million and $12.8 million, respectively. Interest expense was allocated based on the ratio of the estimated net assets to be sold in relation to the sum of the Company's shareholders' equity and the aggregate of outstanding debt at each period end.

See Note H for discussion of contingencies related to the Electro-Optical Systems and Turbomachinery businesses.

NOTE C--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                             September 30,        December 31,
                                                 1994                 1993
                                                        (Unaudited)

Finished products                                $33,310          $  38,476
Work in process                                   34,911             28,669
Materials and supplies                            34,663             36,037
                                                _________         __________
                                                 102,884            103,182
Less customers' progress payments                  1,552              2,255
Less valuation allowance                          13,153             11,821
                                                _________         __________
                                                 $88,179            $89,106

NOTE D--ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities (in thousands of dollars) consist of the following:
                                             September 30,        December 31,
                                                  1994                1993
                                                        (Unaudited)

Accrued contract completion costs                $   578           $    886
Accrued product warranty costs                     4,837              4,050
Accrued litigation and claim costs                 7,846             14,312
Payroll and related items                         15,947             13,872
Accrued interest payable                          10,045             11,590
Accrued restructuring costs                        3,700              7,189
Other                                             21,719             21,758
                                                __________        __________
                                                 $64,672            $73,657


NOTE E--NOTES PAYABLE AND LONG TERM DEBT

Effective August 5, 1994, the Company obtained credit facilities for borrowings up to $150 million from a group of lenders (the "New Credit Agreement"), secured by the assets of the Company's domestic operations and all or a portion of the stock of certain of the Company's subsidiaries. The New Credit Agreement provides for a $65 million revolving credit facility through July 31, 1997, a $40 million term loan amortizing to July 1997, and a $45 million bridge loan maturing January 1996. Both the revolving credit facility and the term loan are extendible to July 1999 under certain conditions. Proceeds from the New Credit Agreement were used to repay the Company's working capital loans under the former domestic senior credit facilities, its $30 million 12.75% Senior Note and its $12.4 million Make-Whole Note.

Pursuant to the New Credit Agreement, net cash proceeds from the Company's sale of its Electro-Optical Systems must be applied on a dollar-for-dollar basis to repay the Company's bridge loan, then on a $.50-on-the-dollar basis to repay the Company's term loan, and thereafter to any outstanding loans under the revolving credit facility.

As of September 30, 1994, there were no borrowings against the $65 million revolving credit facility; however, $35.1 million in standby letters of credit were outstanding. The Company currently has approximately $35 million in foreign short-term credit facilities with approximately $10.6 million outstanding thereunder.

Long-term debt of continuing operations consists of the following:

                                          September 30,   December 31,
(Dollars in thousands)                           1994            1993
                                                    (Unaudited)
Promissory note with interest at 12.75%,
   due  March 31, 1995                         $   ---       $ 30,000
Promissory note with interest at 10.35%,
   $5 million due annually from
   1994 to 2003                                    ---          4,379
Make-Whole Notes with interest at 2%
  over the prime rate, due December 31, 1996       ---         11,519
Bridge Loan due January 31, 1996           (1)  45,000            ---
Term Loan, $3.3 million due quarterly
  October 31, 1994 to July 31, 1997        (2)  40,000            ---
Senior subordinated debentures with
   interest at 12.25%, due August 15, 1997	     150,000        150,000
Senior subordinated debentures with
   interest at 12%, due November 1,
   1999 to 2001                                150,000        150,000
Other                                           14,348         16,381
                                               399,348        362,279
Less current portion                            17,329          8,527

                                              $382,019       $353,752

(1) This loan bears interest at a rate equal to the sum of the "Eurodollar Rate" calculated in accordance with the New Credit Agreement plus 4.5% for the first six months after the closing date of the New Credit Agreement, and increasing by 0.25% every three months thereafter; provided, however, that the margin is subject to reduction by 0.5% per annum under certain circumstances specified in the New Credit Agreement.

(2) This loan bears interest at the rate of 2.75% in excess of the "Eurodollar Rate" calculated in accordance with the New Credit Agreement; provided, however, that the 2.75% margin is subject to reduction by 0.5% per annum under certain circumstances specified in the New Credit Agreement.
______________________________________________________________________________


The aggregate annual maturities of long-term debt from continuing operations, in thousands, for the four years subsequent to 1994 are: 1995 - 16,708; 1996
- - - $60,421; 1997 - $161,445; and 1998 - $926.

Total debt of the discontinued operations, in thousands, amounted to $1,881 and $1,919 for September 30, 1994 and December 31, 1993, respectively. Of these amounts, approximately $1,774 and $1,807 represent the long-term portion.

The 12.25% senior subordinated debentures are redeemable in whole or in part, at the option of the Company at any time, at 100% of their principal amount, plus accrued interest. Interest is payable semi-annually on February 15 and August 15.

The 12% senior subordinated debentures are currently redeemable in whole or in part, at the option of the Company, at 105% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest at any time on or after November 1, 1996. Interest is payable semi-annually on May 1 and November 1.

The New Credit Agreement requires the Company, among other things, to meet certain objectives with respect to financial ratios and it and the 12.25% and 12% senior subordinated debentures contain provisions which place certain limitations on dividend payments and outside borrowings. Under the most restrictive of such provisions, the Company must maintain certain minimum consolidated net worth levels, interest coverage and fixed charge coverage levels and the Company is prohibited from declaring or paying cash dividends through at least July 31, 1997.

Bank, advisory and legal fees associated with the refinancing of the New Credit Agreement amounted to approximately $5.6 million payable in 1994. In addition, a $5.3 million ($.31 per share) charge related to the extinguishment of senior debt under the former domestic senior credit facilities was recorded as an extraordinary item in 1994. The $5.3 million charge is comprised of a $3.7 million premium paid in 1994 on the prepayment of its $30 million 12.75% senior promissory note and the write-off of approximately $1.6 million of previously deferred loan costs.

NOTE F--EARNINGS (LOSS) PER SHARE

Earnings (loss) per share for 1994 and 1993 are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options and warrants are excluded because their effect is not material.

NOTE G--POSTRETIREMENT BENEFITS

In March 1994, the Company amended its policy regarding retiree medical and life insurance. This amendment, which affects some current retirees and all future retirees, phases out the Company subsidy for retiree medical and life insurance over a three year period ending December 31, 1996. The Company expects to amortize associated reserves to income from continuing operations over the phase out period at approximately $4 million per year on a pretax basis. The pretax amounts amortized to income were $1.0 million and $3.1 million for the three and nine month periods ended September 30, 1994, respectively. The Company does not anticipate a significant increase or decrease in cash requirements related to this change in policy during the phase out period.

NOTE H--CONTINGENCIES

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

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought by approximately 20,000 claimants who allege injury caused by exposure to asbestos. Although the Company and its subsidiary have never been producers or direct suppliers of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary had components which contained asbestos. The allegations state a claim for asbestos exposure when Company-manufactured equipment was maintained or installed. Suits against the Company have been tendered to its insurers who are defending under their stated reservation of rights. The insurers for the subsidiary are being identified and have been and will be provided notice. Settlement agreements relating to approximately 10,000 claimants have been reached. Should additional settlements be reached at comparable levels, the settlements would not be expected to have a material effect on the Company.

The activities of certain employees of the Ni-Tec Division of the Company's Varo Inc. subsidiary ("Ni-Tec"), headquartered in Garland, Texas, are the focus of an ongoing investigation by the Office of the Inspector General of the United States Department of Defense and the Department of Justice

(Criminal Division). On July 16, 1992, Ni-Tec received a subpoena for certain records as a part of the investigation, which subpoena has been responded to. Additional subpoenas for additional documents were received in September 1992, February 1993, and March 1994. The Company responded to the September and March subpoenas and the government subsequently withdrew the February subpoena. The investigation appears directed at quality control, testing and documentation activities which began at Ni-Tec while it was a division of Optic-Electronic Corp. Optic-Electronic Corp. was acquired by the Company in November 1990 and subsequently merged with Varo Inc. in 1991. The Company continues to cooperate fully with the investigation.

The Securities and Exchange Commission (the "Commission") is conducting an inquiry into, among other things, certain accounting practices at Ni-Tec and the 1991 and 1992 fiscal year financial reporting by the Company with respect thereto. The Commission has sought certain information from the Company relating to such inquiry and the Company has cooperated with this request.

The Company was notified in August 1994 that its Electro-Optical operations are being investigated by the United States Attorney for the District of Columbia. The investigation concerns the appropriateness of certifications submitted by Company personnel regarding its contracts with the Arab Republic of Egypt that were funded by the United States Government. In connection with this investigation, the Company has received and has responded to a subpoena issued by the Grand Jury for the District of Columbia.

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

The Company also has one other lawsuit pending against it relating to equipment sold by its former diesel engine division and a lawsuit relating to performance shortfalls in products delivered by its Delaval Turbine Division in a prior year.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's financial condition and results of operations during the three and nine month periods ended September 30, 1994.

Restructuring Plan

The Company has completed a significant portion of the asset divestiture program adopted in October 1992. The Company sold its Heim Bearings, Aerospace and Barksdale Controls operations for aggregate proceeds of approximately $91 million in 1993 and its CEC Instruments Division, Corporate headquarters building and other previously identified assets for $13.1 million in the first nine months of 1994. Net proceeds from these sales have been used to reduce senior debt. Results of these operations to their date of sale as well as operations remaining to be sold, other than the Electro-Optical and Turbomachinery businesses, are included in continuing operations reported in the consolidated financial statements.

In January 1994, pursuant to a plan approved by the Board of Directors, the Company announced its intention to dispose of its Electro-Optical Systems operations. On September 28, 1994, the Company announced that it had entered into a letter of intent for the acquisition of its Baird Analytical Instruments Division by a subsidiary of Thermo Instruments Systems Inc. for approximately $13.5 million, and on October 17, 1994, the Company announced that it had entered into a definitive agreement to sell the Varo Inc. and

Baird Optical Systems operations of its Electro-Optical Systems business to a subsidiary of Texas Pacific Group for approximately $70 million in cash. These two sales will substantially complete the Company's planned divestiture of its Electro-Optical Systems operations. The closings of the sales of these operations are expected to occur by the end of 1994. The sale of the Varo Inc. and Baird Optical Systems operations is subject to the fulfillment of various conditions, including receipt of certain government approvals.

On July 28, 1994, the Company announced that it had reached an agreement in principle to sell its Delaval Turbine and TurboCare divisions, which are substantially all of the Company's Turbomachinery business segment, and its 50% interest in Delaval-Stork, a Dutch joint venture, to Mannesmann Demag of Dusseldorf, Germany, for $124 million in cash. The parties entered into a letter of intent in August 1994 and the sale has been approved by the Company's Board of Directors. On November 4, 1994, the parties entered into a definitive agreement. Closing of the sale, which is expected to occur in the first quarter of 1995, is subject to receipt of certain government approvals. Management estimates that the sale of its Turbomachinery business and its 50% interest in Delaval-Stork will result in a significant net gain to the Company.

The results of operations and net assets of the Electro-Optical and Turbomachinery businesses are each being accounted for as discontinued operations in the accompanying consolidated financial statements.
Accordingly, the discussion which follows concerns only the results of continuing operations. The 1993 and 1994 amounts have been reclassified to conform to this presentation.

The Company has implemented cost-cutting measures at its core operations to reduce its expense structure and to eliminate duplicative functions. The Company has consolidated certain operations in the European mechanical controls and automotive components divisions and is revising operating processes and reducing employment levels at the pumps and other operations. The number of employees in continuing operations company-wide declined by approximately 370, or 10% between mid-1993 and mid-1994. These organizational restructuring measures have been providing net cash benefits, which for continuing operations, will approximate $2 million in 1994 and $6 million annually thereafter based largely on reduced employment costs. The majority of the restructuring has been completed, with the remaining portion expected to be completed over the next three to six months.

The Company has realigned its core businesses into two new groupings for segment reporting purposes. The Mechanical Controls Group, which previously contained three of the Aerospace divisions (sold September 1993), is now called the Morse Controls segment. The Power Transmission Group lost two Aerospace divisions through divestiture but gained Gems Sensors, Fincor Electronics and TransInstruments through realignment. This Group is now reported as Pumps, Power Transmission and Controls segment.

Results of Operations
Three months ended September 30, 1994 vs. 1993

Net sales in the third quarter of 1994 were $113.4 million, compared with $117.5 million for the same period a year ago. Sales from core operations (excluding operations divested since the beginning of 1993 or pending divestiture) were $111.5 million for the third quarter of 1994, compared with $95.4 million for the third quarter of 1993, a 16.9% increase.

Income from continuing operations before extraordinary item for the third quarter of 1994 was $2.1 million ($0.12 per share). This compared with income from continuing operations before extraordinary items of $0.3 million ($0.02 per share) in the third quarter of 1993. The 1993 quarter includes unusual income of $6 million as a result of a change in estimate related to legal costs associated with pending litigation.

After giving effect to an extraordinary charge of $5.3 million ($0.31 per share) related to the early extinguishment of debt in connection with the restructuring of the Company's senior credit facilities and income from discontinued operations of $0.7 million after tax ($0.04 per share), a net loss for the third quarter of 1994 of $2.5 million, ($0.15 per share) was recorded. There was a net loss for the third quarter of 1993 of $13.1 million ($0.78 per share). This included an extraordinary charge of $6.9 million after-tax ($0.41 per share) provided against the related tax benefit recorded in the second quarter of 1993, and a loss from discontinued operations of $6.6 million after tax ($0.39 per share).

Average borrowings in the third quarter of 1994 were $52 million lower than for the same period in 1993 because of debt pay-downs from proceeds of asset sales. As a result, total interest expense (before allocation to discontinued operations) of $12.7 million in 1994 was $1.9 million less than in 1993. The interest expense for continuing operations shown in the Consolidated Statements of Income excludes interest expense allocated to the discontinued operations of $4.2 million in 1994 and $4.3 million in 1993.

Morse Controls segment sales were up 29.0% in the third quarter of 1994, compared with the third quarter a year ago, lead by a 47% increase at Roltra-Morse. Worldwide sales elsewhere in the segment were up 16.4%. Segment operating margins improved across the board, with the result that segment operating income more than tripled compared with last year's level.

The improvement in sales at Roltra-Morse, the segment's automotive components operation, resulted from participation in an increase in Fiat car production as well as a higher market share on certain Fiat models, and the successful entry into operations in Poland earlier this year. Segment operating margin, and income, benefited from the increase in sales volume and a more favorable product mix.

Continued recovery in the marine market and in key industrial areas served-- notably construction, agriculture and truck markets--bolstered the U.S. portion of the segment's operations. Agricultural and construction markets have been strong for Morse's European controls operations as well, although sales to the marine market remained flat. Profitability improved across-the-board primarily as the result of increased sales and of earlier cost-cutting and reorganization initiatives.

Pumps, Power Transmission and Controls segment sales and operating income were up 9.4% and 39.4%, respectively, in the most recent third quarter compared with the third quarter of 1993.

Sales of the pump operations were up modestly year-over-year, as growth in commercial sales more than offset a continued decline in Navy business. Commercial bookings and sales in the quarter were particularly strong in the pulp and paper, chemical and hydrocarbon processing, crude oil and machinery markets. Profitability, and segment operating profit, declined slightly as a result of the change in commercial/marine product mix.

The segment's power transmission operations registered strong improvements in sales, profitability and segment operating profit in the third quarter compared with last year. Virtually all of the sales increase for the period came from the industrial distribution sector, the largest direct market for the Group's products. The Group's gearing and motor-drive components are then channeled to a wide variety of industrial end-user industries, such as automotive, steel, refrigeration and printing. Profitability improved as the result of the increased sales and restructuring activities taken during the last few years.

Sales and operating profit for the segment's controls operations posted favorable comparisons for the period compared with last year's third quarter, largely reflecting a stronger general economic environment. Environmental, marine and petrochemical processing were among some of the specific markets showing improvement.

The Company's overall gross profit margin for core operations in the third quarter of 1994 declined slightly to 28.8%, compared with 29.5% in the third quarter of 1993, largely due to the larger percentage of sales for the Morse Controls operations, which generally have a lower margin than the Company's Pumps, Power Transmission and Controls operations.

Selling, general and administrative expenses declined $7.4 million in the third quarter of 1994 compared with the same period a year ago. Total selling, general and administrative expenses decreased as a percent of sales to 17.3% in the third quarter of 1994 compared with 22.9% in the third quarter of 1993.

Income tax expense from continuing operations ($.9 million) for the three months ended September 30, 1994, represents a provision for foreign and state taxes. Income tax expense from continuing operations ($2.5 million) for the three months ended September 30, 1993, represents the reversal of tax benefits previously recorded on 1993 losses. The extraordinary item ($6.9 million) recorded for the three months ended September 30, 1993, represents a full valuation reserve against tax benefits recorded on the extinguishment of senior debt in the second quarter of 1993. The tax benefits recognized in the first two quarters of 1993 were recorded based on the expectation of net income in 1993. The Company continues to believe that these tax benefits will be realized in the future.

Results of Operations
Nine months ended September 30, 1994 vs. 1993

Net sales from continuing operations in the first nine months of 1994 were $347.4 million compared with $382.1 million for the same period last year. Sales from core operations (excluding operations divested since the beginning of 1993 or pending divestiture) were $338.2 million in the first nine months of 1994 compared with $310.4 million last year, an increase of 8.9%.

For the first nine months of 1994, income from continuing operations before extraordinary items was $2.6 million ($0.15 per share), compared with $0.4 million ($0.02 per share) in the same period of 1993. Net income for the current nine months was $146,000 ($0.01 per share). This included an extraordinary charge of $5.3 million after tax ($0.31 per share) related to the early extinguishment of debt in connection with the restructuring of the Company's senior credit facilities and income from discontinued operations of $2.9 million after tax ($0.17 per share). The net loss for the nine months in 1993 was $25.0 million ($1.48 per share). This included unusual income of $6 million as a result of a change in estimate related to legal costs associated with pending litigation. It also included an extraordinary charge of $18.1 million after tax ($1.07 per share) representing fees and charges related to the restructuring of the Company's senior credit facilities and a net loss from discontinued operations of $7.3 million ($0.43 per share).

Morse Controls segment sales in the first nine months of 1994 were up 19.5% over the first nine months of 1993, primarily as the result of a 32% gain in sales by Roltra-Morse. Worldwide sales elsewhere in the segment were up 8.3%. Segment operating income was up 56.3% over last year, reflecting a sharp improvement at Roltra-Morse and good improvement at Morse's other operations. Segment operating income increased as the result of increased sales, a more favorable product mix, and earlier profit improvement initiatives.

Pumps, Power Transmission and Controls segment sales in the first nine months of 1994 were up 1.9% from the first nine months of 1993. Segment operating income was up 25.9%, largely as the result of improved volume in the power transmission sector, the phase out of certain postretirement benefit subsidies, and reduced overhead expenses.

Pump operations sales and operating profit were adversely affected by the continued fall-off in defense business. Controls sales declined in the nine month period, mainly due to weakness in European markets. Operating income was up slightly. Power Transmission sales and operating profit both improved for the nine month period compared with last year, benefiting from the upturn in general industrial activity in the U.S.

Selling, general and administrative expenses declined $18.3 million compared with the first nine months of 1993, with most of the decline attributable to businesses sold subsequent to June 30, 1993 and to the phase out of certain postretirement benefit subsidies. Selling, general and administrative expenses for continuing operations as a percent of sales decreased to 18.2% in the first nine months of 1994 compared with 21.3% in the first nine months a year ago. Research and development expenditures for continuing operations decreased $2.5 million and were 1.3% of net sales compared with 1.8% of net sales in the first nine months of 1993.

In March 1994, the Company amended its policy regarding retiree medical and life insurance plans. This amendment, which affects some current retirees and all future retirees, phases out the Company subsidy for retiree medical and life insurance over a three year period ending December 31, 1996. The Company is amortizing associated reserves to income from continuing operations over the phase out period at approximately $4 million per year on a pretax basis ($3.1 million for the nine months ended September 30, 1994). The Company does not anticipate a significant increase or decrease in cash requirements related to this change in policy.

Average borrowings in the first nine months of 1994 were $65 million lower than for the same period in 1993 because of debt pay-downs from proceeds of asset sales. As a result, total interest expense (before allocation to discontinued operations) of $38.3 million in 1994 was $5.8 million less than in 1993. The interest expense for continuing operations shown in the Consolidated Statements of Income excludes interest expense allocated to the discontinued operations of $12.5 million in 1994 and $12.8 million in 1993.

Income tax expense from continuing operations ($1.8 million) for the nine months ended September 30, 1994, represents a provision for foreign and state taxes.

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

Effective August 5, 1994, the Company obtained credit facilities for borrowings up to $150 million from a group of lenders under the New Credit Agreement, secured by the assets of the Company's domestic operations and all or a portion of the stock of certain of the Company's subsidiaries. The New Credit Agreement provides for a $65 million revolving credit facility through July 31, 1997, a $40 million term loan amortizing to July 1997, and a $45 million bridge loan maturing January 1996. Both the revolving credit facility and the term loan are extendible to July 1999 under certain conditions. The New Credit Agreement gives the Company increased financial flexibility and is intended to ensure that the Company will have adequate funding to meet anticipated working capital needs over the next several years. Proceeds from the New Credit Agreement were used to repay the Company's working capital loans under the former domestic senior credit facilities, its $30 million 12.75% Senior Note and its $12.4 million Make-Whole Note.

As a result of the extinguishment of the prior facilities and the establishment of the new credit facilities, under the New Credit Agreement, the Company incurred a $5.3 million (pre tax) extraordinary charge in the third quarter, of which $3.7 million was cash related to the prepayment premium for the $30 million 12.75% Senior Note.

The Company's operating activities provided cash of $26.4 million in the first nine months of 1994, compared with providing cash of $20.2 million in the first nine months of 1993. Net cash provided by investing activities was $5.2 million in the nine months of 1994, compared with cash provided of $49.5 million in the 1993 period. The change in net cash provided by investing activities is principally a result of $12.7 million of cash generated from the sale of assets in the 1994 period versus $60.0 million in the 1993 period. Cash and cash equivalents were $45.8 million at September 30, 1994, compared with $22.4 million at December 31, 1993.

Working capital at September 30, 1994 was $144.1 million, an increase of $37.0 million from the end of 1993. The ratio of current assets to current liabilities was 1.9 at September 30, 1994, compared with 1.6 at December 31, 1993. Principally as a result of the 1993 loss of $270 million, the Company's total debt as a percent of its total capitalization was 108.1% at September 30, 1994, and 109.2% at December 31, 1993.

The Company presently has outstanding $150 million of 12.25% senior subordinated debentures maturing in 1997 and $150 million of 12% senior subordinated debentures maturing in amounts of $37.5 million in 1999, $37.5 million in 2000 and $75.0 million in 2001. In addition, the Company has a $40 million term loan amortizing to July 1997, and a $45 million bridge loan due January 1996, both of which are expected to be repaid by proceeds from its divestiture program. The Company expects to use the remaining proceeds from its divestiture program to repay approximately $110 million of the 12.25% senior subordinated debentures thereby reducing the Company's interest expense by approximately $14 million annually. As of September 30, 1994, there were no borrowings under the $65 million revolving credit facility, but approximately $35 million of standby letters of credit were outstanding. The Company also has approximately $35 million in foreign short-term credit facilities with approximately $10.6 million outstanding thereunder.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits:

                The following exhibits are being filed as part of this Report:

            Exhibit No.           Description

             10.38 Credit Agreement dated as of August 5, 1994 among the Company, as Borrower, Baird Corporation, as
Guarantor, Warren Pumps Inc., as Guarantor, the
Institutions from time to time party thereto as Lenders and as Issuing Banks, and Citibank, N.A., as
                         Agent

             10.39(A)    Asset Purchase Agreement dated as of October 14, 1994
by and among the Company, Varo Inc., Baird
Corporation, Optic Electronic International, Inc.,
TPG Partners, L.P. and Varo Acquisition Corp.

               (B) Amendment dated as of October 28, 1994 to the Asset Purchase Agreement dated as of October 14, 1994 by and among the Company, Varo Inc., Baird Corporation,
Optic Electronic International, Inc., TPG Partners,
L.P. and Varo Acquisition Corp.

             10.40 Asset Purchase Agreement dated as of November 4, 1994 by and among the Company, Imo Industries
International Inc. and Mannesmann Capital Corporation

             27          Financial Data Schedule as of September 30, 1994

	          (b) Reports on Form 8-K: None

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Imo Industries Inc.
                                                   (Registrant)



Date November 11, 1994                     /s/ DONALD K. FARRAR
                                          Donald K. Farrar
                                          Chairman, Chief Executive Officer,
                                          President and Director
                                          (principal executive officer)



Date November 11, 1994                     /s/ WILLIAM M. BROWN
                                          William M. Brown
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)


Date November 11, 1994                     /s/ ROBERT A. DERR II
                                          Robert A. Derr II
                                          Vice President and
                                          Corporate Controller
                                          (principal accounting officer)