Form 10-K
IMO INDUSTRIES INC
filed 1995-03-30
CIK 804151

(Conformed Copy)

                     FORM 10-K
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934         [FEE REQUIRED]

For the fiscal year ended           December 31, 1994
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934      [NO FEE REQUIRED]

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. (X)

     Aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock on the New York Stock Exchange, Inc. on
March 15,1995............................................$117,048,202

Shares of Registrant's common stock, $1.00 par value, outstanding as of
March 15, 1995 ............................................17,025,193

DOCUMENTS INCORPORATED BY REFERENCE

 Identification of Documents               Part into which Incorporated

  Portions of the Company's Proxy          Items 10, 11, 12 of Part III
Statement for its Annual Meeting of
Stockholders to be held May 18, 1995


                                TABLE OF CONTENTS
                                      PART I

Item

1.  Business.
      General
      History
      Industry Segments
      Discontinued Operations
      Restructuring Plan
      Competition
      Product Distribution and Customers
      Backlog
      Raw Materials
      Patents, Licenses and Trademarks
      Research and Development
      Environmental Matters
      Employees
2.  Properties
3.  Legal Proceedings
4.  Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant


                                      PART II

5. Market for the Registrant's Common Equity and Related Stockholder Matters
6.  Selected Financial Data
7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations
8.  Financial Statements and Supplementary Data
9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure


                                      PART III

10.  Directors and Executive Officers of the Registrant
11.  Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13.  Certain Relationships and Related Transactions


                                      PART IV

14.  Exhibits, Financial Statement Schedules and
       Reports on Form 8-K
Exhibit Index
Signatures


                                      PART I

Item 1.            Business.


General

Imo Industries Inc. (hereinafter with its subsidiaries referred to as the "Company") is an integrated multinational industrial manufacturing company that designs, produces and markets proprietary products focused on mechanical and electronic controls and on engineered power products and their support services. The Company operates in the United States, Canada, several European countries and the Pacific Rim. In 1994, the Company announced it accepted an offer to sell its Turbomachinery business segment to Mannesmann Demag of Dusseldorf, Germany. As a result of this acceptance, and the subsequent consummation of the sale, the Company has focused its operations on the remaining two core business segments, as follows:

The Morse Controls business segment designs and produces push-pull cable and control systems and automotive products including actuators, window controls, latches and door panels/assemblies.

The Pumps, Power Transmission & Instrumentation business segment designs and produces a broad range of rotary pumps, including a proprietary line of three-screw pumps; electronic adjustable-speed motor drives, gears and speed reducers; and transducers and switches for sensing, measuring and controlling pressure, temperature and liquid level and flow.

In addition to the two segments comprising the Company's continuing core operations, the Company has a third business segment entitled Other included in its continuing operations for financial reporting purposes. This segment includes operations previously sold and an operation to be sold as part of the Company's asset divestiture program.

The Company's Electro-Optical Systems and Turbomachinery businesses are being accounted for as discontinued operations and, accordingly, have been excluded from the Company's segments. The previously reported financial information has been reclassified to reflect the Turbomachinery business segment as a discontinued operation.

History

The Company, founded in 1901 in the United States by Dr. Carl Gustaf Patrick de Laval, a Swedish scientist, was acquired by Transamerica Corporation ("Transamerica") in 1963. In 1964, Transamerica merged its existing wholly owned manufacturing subsidiary, General Metals Corporation, into the Company. At the close of business on December 18, 1986, Transamerica distributed all of the issued and outstanding shares of the Company Common Stock to holders of record of Transamerica Common Stock on the basis of one share of Company Common Stock for each ten shares of Transamerica Common Stock held ("Distribution"). Following the Distribution, the Company has operated as a publicly traded company.

Industry Segments

A description of the principal products and services offered by each core business segment of the Company, as well as the principal markets for
such products  and  services,  are  set forth  below.   Certain information
in response to this item with respect to net sales, operating profit, and identifiable assets of each of these segments and by geographic area is contained in Note 11 of the Notes to Consolidated Financial Statements included in Part IV of this Form 10-K Report as indexed at Item 14(a)(1). Information regarding the businesses sold and held for sale and the discontinued operations is provided later in this section and is contained in Note 4 and Notes 2 and 3, respectively, of the Notes to Consolidated Financial Statements.

  Morse Controls

The Morse Controls business segment operations, consisting of the Morse Controls and Roltra-Morse businesses, manufacture precision mechanical and electronic control products and systems that are primarily used for automotive, marine, and industrial applications.

This segment produces, among other products, push-pull cable and control systems used to control and actuate functions, such as steering and valve adjustment, and as an alternative to electrical systems. Applications include throttle control and steering systems for both off-the-road vehicles and pleasure boats. The segment also manufactures actuators, window controls, latches and door panels/assemblies for Fiat, and a manual gear shift system that is currently used in Fiat, Lotus, Porsche and other automobiles.

  Pumps, Power Transmission & Instrumentation

The Pumps, Power Transmission & Instrumentation business segment units produce a wide range of products that control the speed, force and
direction  of  motion in  processes  and products.   Major products  in
this segment include speed reducers, gears, liquid level indicators, transducers and a range of rotary pumps, including a proprietary line of three-screw pumps. These products are used by a diverse customer base in the marine, elevator, oil and gas and general industrial markets. The IMO AB, IMO Pump, Warren Pumps, Boston Gear/Delroyd, Fincor Electronics, Gems Sensors and TransInstruments operations of the Company comprise this business segment.

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

The segment's power transmission operations produce speed reducers and loose gearing that are recognized as leading products in their market niches. The speed reducers and gear boxes are used to reduce the output speed and increase the torque of power trains. The operations also produce worm gear sets used as speed reducers by original equipment manufacturers, and by oil and gas and industrial machinery customers.

In addition, the power transmission sector manufactures AC and DC adjustable-speed motor controls that are utilized to variably adjust the speed of electric motors. Customized systems for process controls used in such applications as printing, tire and glass production and material handling make up a large portion of the segment's motor controls sales.

The instrumentation operations of this segment design and manufacture products that perform a wide variety of critical sensing, measuring, monitoring and control functions.

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


Discontinued Operations

   Electro-Optical Systems

In January 1994, pursuant to a plan approved by the Board of Directors, the Company announced its intention to dispose of its Electro-Optical Systems operations which consists of the Company's subsidiaries Varo Inc. and Baird Corporation. On January 3, 1995, the Company completed the sale of its Baird Analytical Instruments Division to Thermo Instruments Systems Inc. for approximately $12.3 million, which was used to repay a portion of the Company's domestic senior debt. On February 8, 1995, the Company announced that it has a letter of intent from Litton Industries for the acquisition of the Optical Systems and Ni-Tec divisions of Varo Inc. and the Optical Systems division of Baird Corporation. These sales will complete a substantial part the Company's planned divestiture of its Electro-Optical Systems business. The Company is continuing discussions with prospective buyers of the remaining Varo division, the Electronic Systems division, and expects to close on this sale in 1995.

   Turbomachinery

On July 28, 1994, the Company announced that it had reached an agreement in principle to sell its Delaval Turbine and TurboCare divisions, which comprise substantially all of the Company's Turbomachinery business segment, and its 50% interest in Delaval-Stork, a Dutch joint venture, to Mannesmann Demag of Dusseldorf, Germany. The parties entered into a letter of intent in August 1994 and the sale was approved by the Company's Board of Directors. On January 17, 1995, the Company completed the sale for $124 million. Of this amount, $109 million was received at closing, with the remainder earning interest to the Company and to be received at specified future contract dates. A portion of the proceeds were used by the Company to pay off its domestic senior debt in January 1995, and in March 1995 the Company redeemed $40 million of its 12.25% Senior Subordinated Debentures with the remainder of the proceeds. The transaction, which will be reflected in the Company's first quarter of 1995, will result in an estimated gain of $40 million after tax. Deferred debt expense of $4.2 million, associated with the portions of the domestic senior debt and senior subordinated debentures repaid, was written off as an extraordinary charge in the first quarter of 1995.

In accordance with APB Opinion No. 30, the disposals of these business segments have been accounted for as discontinued operations and, accordingly, their operating results have been segregated and reported as Discontinued Operations in the accompanying Consolidated Statements of Income. Prior year financial statements have been reclassified to conform to the current year presentation.

See Notes 2 and 3 to the Consolidated Financial Statements located in Part IV of this Form 10-K Report as indexed at Item 14 (a)(1) for additional details regarding the discontinued operations.


Restructuring Plan

   Asset Divestiture Program

As of December 31, 1994, the Company had substantially completed the restructuring plan announced on October 29, 1992, pursuant to which it divested six of its operating units in 1993, and two of its operating units and a portion of its underutilized real estate holdings in 1994. The divestitures included units of its aerospace businesses, units of its instruments and transducer businesses, certain other non-strategic businesses and underutilized real estate holdings. As discussed above, in January 1994, the Company announced its intention to dispose of its Electro-Optical Systems business, and on January 17, 1995 completed the sale of its Delaval Turbine and TurboCare divisions, which comprise substantially all of its Turbomachinery business segment, and its 50% interest in Delaval Stork, a Dutch joint venture. Both of these businesses are being accounted for as discontinued operations.

During 1994, the Company sold its CEC Instruments and Turboflex Ltd. operations, its Corporate headquarters building and other previously identified assets for aggregate proceeds of $13.2 million. The proceeds were used to repay a portion of the Company's domestic senior debt.

As of December 31, 1993, the Company had sold its Heim Bearings, Aerospace and Barksdale Controls operations for proceeds of approximately $91 million, and thus had completed a significant portion of the asset divestiture program. These proceeds, net of related expenses, were used to repay senior debt in the amount of $81.9 million in 1993 in accordance with the terms of the restructured credit facilities.

Excluding the Electro-Optical Systems operations, the remaining assets to be sold in this program consist of one non-strategic business and some remaining underutilized real estate holdings. The Company targets completion of these divestitures over the next 9 to 12 months.

   Restructuring Program

In January 1994, the Company announced plans to reduce its cost structure and to improve productivity on a worldwide basis. In the fourth quarter of 1993, the Company recorded a charge to continuing operations of $6.6 million relating to this program. The actions taken under this restructuring plan in 1994, were to implement cost-cutting measures at its core operations to reduce its expense structure and to eliminate duplicative functions. The Company has consolidated certain operations in the European controls and automotive components divisions and has revised operating processes and reduced employment levels at the pumps and other operations. The number of employees in core operations company-wide declined by approximately 210 , or 6 % between mid-1993 and mid-1994. This program was substantially complete as of December 31, 1994, with the remainder expected to be completed by the end of the first quarter of 1995.

See Note 4 to the Consolidated Financial Statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(1) for additional details regarding the asset divestiture and restructuring program.

Competition

The Company's products and services are marketed on a worldwide basis. Approximately 50% of the Company's products are marketed outside of the United States through wholly owned subsidiaries, sales offices and several joint ventures. Most markets in which the Company operates are highly competitive. The principal elements of competition for the products manufactured in each of the Company's business segments are design features, product quality, customer service and price.

Product Distribution and Customers

The Company's products are sold primarily through the Company's direct sales forces. During 1994, sales by the Company's direct sales forces accounted for approximately 94%, 67%, and 33% of the Morse Controls, Pumps, Power Transmission & Instrumentation and Other segments, respectively. The Company's remaining sales are made through distributors, dealers and agents.

The Morse Controls segment had sales to one commercial customer (Fiat S.p.A. and its subsidiaries) that accounted for 50%, 46% and 54% of segment sales, and 21%, 15% and 18% of consolidated sales in 1994, 1993 and 1992, respectively. None of the other business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. Total sales to the Department of Defense in the form of prime and subcontracts were approximately 7% of net sales in 1994, 12% of sales in 1993 and 12% of sales in 1992. The level of sales from continuing operations to the United States Department of Defense has been significantly reduced from the 1992 total company-wide level of 22% (in the form of prime and subcontracts) due to the discontinuance of the Electro-Optical Systems and Turbomachinery operations. No customer other than Fiat S.p.A. and its subsidiaries and the United States Department of Defense, accounted for 10% or more of consolidated sales in 1994, 1993 or 1992.

Backlog

The Company's continuing operations' backlog of unfilled orders at February 28, 1995 and 1994 and at December 31, 1994, 1993 and 1992 by business segment was as follows:

                            February 28             December 31
                          1995      1994       1994      1993      1992
                                    (Dollars in millions)

Morse Controls         $  49.6   $  45.7     $ 48.7    $ 41.1    $ 42.8
Pumps, Power Transmission
   & Instrumentation      62.1      62.3       57.6      62.5      75.2
Other                      2.3       4.7        1.8       4.6      41.4
                        $114.0    $112.7     $108.1    $108.3    $159.4

Backlog is considered significant only to the Warren Pumps operation of the Pumps, Power Transmission & Instrumentation Business segment, which requires long lead times for the manufacture of its products, and to the Roltra-Morse operation of the Morse Controls Business segment, the backlog for which is directly tied to a major customer's production schedule. Of the total backlog from continuing operations at December 31, 1994, the Company believes that all but approximately $2.6 million of its orders will be filled in 1995.

Raw Materials

The Company's operations obtain raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. The sources are based in both the United States and foreign countries. The Company believes that its sources of raw materials are adequate for its needs.


Patents, Licenses and Trademarks

The Company owns numerous unexpired United States patents (currently having a term of 17 years from the date of issuance and expiring at various times in the future), United States design patents and foreign patents (having an initial term that is governed by the law of the country and expiring at various times in the future), including counterparts of certain of its United States patents, in major
industrial  countries  of  the world.   The  Company's products  are
marketed under various trade names and registered United States and foreign trademarks (having an initial term that is governed by the law of the country and expiring at various times in the future).
However, the Company does not consider any one patent or trademark or any group thereof essential to its business as a whole, or to any of its business segments. The Company relies, to an extent, on proprietary product knowledge and manufacturing processes in its operations.

Following the removal of the distinctive modifier "Transamerica" from the corporate name prior to the Distribution, the Company changed its name to "Imo Delaval Inc." in 1986 and to "Imo Industries Inc." in 1989. The Company's use of the name "Delaval" is restricted as a result of a contract by which the Company's assets were acquired from their former Swedish owner preceding the acquisition of the Company by Transamerica. In January 1995, the Company transferred its rights to use the "Delaval" name in connection with certain products of the Turbomachinery segment to Mannesmann Demag as part of the divestiture of its Turbomachinery business.


Research and Development

The Company's ongoing research and development programs involve the development of new technologies to enhance the performance or lower the cost of manufacturing its products, and the redesign of existing product lines either to increase their efficiency or to lower their manufacturing cost. Expenditures for research and development charged against continuing operations for 1994, 1993 and 1992 by business segment were as follows:

                                             Year Ended December 31
                                        1994          1993          1992
                                              (Dollars in millions)

Morse Controls                         $ 2.8         $ 3.3         $ 3.3
Pumps, Power Transmission
   & Instrumentation                     3.3           3.6           3.9
Other                                     .1           2.3           2.7
                                       $ 6.2         $ 9.2         $ 9.9

Environmental Matters

The State of New Jersey Department of Environmental Protection and Energy (the "DEPE") has determined that the New Jersey Industrial Site Recovery Act ("ISRA") is applicable to three New Jersey "Industrial Establishments" owned by the Company at the time of the Distribution. The Company is in the process of selling a portion of one site and leasing another site. The Company will retain responsibility to meet all requirements of ISRA. Under ISRA the Company's three existing New Jersey industrial establishments will undergo a DEPE approved clean-up. All existing adverse environmental conditions and violations are being addressed through this ISRA process. Although the Company will have to correct conditions requiring clean-up under ISRA, the Company does not expect ISRA compliance to have a material adverse effect on its financial condition.

In a number of instances the Company has been identified as a Potentially Responsible Party by the United States Environmental Protection Agency, and in one instance the State of Washington, alleging that because various of its divisions had arranged for the disposal of hazardous wastes at a number of facilities that have been targeted for clean-up pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar State law. Although CERCLA and corresponding State law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or minor contributor at each site. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will therefore not be material.

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

Employees

At December 31, 1994, the Company employed approximately 6,200 persons worldwide of which 3,900 relate to continuing operations. Approximately 4,100 persons were employed in the United States, and approximately 2,100 persons were employed outside of the United States. Approximately 2,000 of the employees associated with continuing operations are located in the United States. There are approximately 1,200 persons worldwide covered by collective bargaining agreements with various unions expiring at various dates in 1995 through 1997. The Company considers its relations with its employees to be satisfactory.


Item 2.            Properties.

The Company's continuing operations have 45 manufacturing facilities in 12 states in the United States, the United Kingdom, Germany, Singapore, Sweden, Switzerland, Italy, France, and Australia of which 26 are owned and 19 are leased. In addition, the Company owns 4 closed manufacturing facilities (approximately 426,000 square feet of building space on 75.4
acres of land) that are being offered for sale.   The properties owned by
the Company consist of approximately 3.06 million square feet of building space, inclusive of the 426,000 square feet of the closed facilities, on approximately 507.3 acres (including 227.2 acres of undeveloped land). The leases expire over a period of years from 1995 to 2054 with renewal options for varying terms contained in 9 of the leases. The Company's executive office, which is leased by the Company, is located in Lawrenceville, New Jersey and occupies approximately 37,140 square feet.

The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the uses to
which they are put.   The  Company  believes that its properties have
sufficient capacity to substantially increase their current utilization without incurring significant additional capital expenditures.

The manufacturing facilities of the Company by business segment are summarized below:
                                                   Square Feet of
                                                   Building Space
                             Number of Plants      (In thousands)
                             Owned    Leased       Owned   Leased
Morse Controls                  6        9           391      415
Pumps, Power Transmission
   & Instrumentation           11        1           954      120
Other (Including Discontinued
    Operations)                 9        9         1,288      510
                               26       19         2,633    1,045


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

In late June 1992, the Company filed an action in the United States District Court for the Northern District of California against one of its insurers in an attempt to collect amounts for defense costs paid to counsel retained by the Company in defense of the LILCO litigation. The insurer has refused to reimburse the Company for approximately $8.5 million in defense costs paid by the Company alleging that defense costs above reasonable levels were expended in defending this litigation. Upon motion by the defendant this action has now been transferred to the Southern District of New York and assigned to one of the judges who heard the underlying LILCO trial.

In January 1993, the Company was served with a complaint in a case brought in the United States District Court for the Northern District of California by another insurer alleging that the insurer was entitled to recover $10 million in defense costs previously paid in connection with the LILCO matter and $1.2 million of the judgment which was paid on behalf of the Company. The complaint alleges inter alia that the insurer's policies did not cover the matters in question in the LILCO case. In connection with this matter, the Company filed a counterclaim against the insurer seeking payment of $8.5 million in defense costs that the Company previously paid in connection with the LILCO litigation. On January 25, 1995, the Court entered a judgment based on its December 15, 1994 memorandum and order dismissing the Company's counterclaim, denying the Company's Motion for Summary Judgment, and finding sua sponte that there was no coverage under the insurer's policy for the LILCO matter. On February 8, 1995, the Company filed an Application for Leave to File Motion for Reconsideration of the Judgment which was subsequently denied. The Company also filed a Notice of Appeal with the Ninth Circuit Court of Appeals. Subsequent to entry of the District Court Judgment, the insurer moved to have the judgment modified to award the insurer the $10 million defense costs and $1.2 million indemnity payment. The Company has filed a motion in opposition to this motion. Oral arguments relating to this motion were held on February 24, 1995 and the Company is awaiting the District Court's decision.

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought by approximately 13,500 claimants who allege injury caused by exposure to asbestos. Although the Company and its subsidiary have never been producers or direct suppliers of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary had components which contained asbestos. The allegations state a claim for asbestos exposure when Company-manufactured equipment was maintained or installed. Suits against the Company have been tendered to its insurers who are defending under their stated reservation of rights. The insurers for the subsidiary are being identified and have been and will be provided notice. Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

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

The Securities and Exchange Commission (the "Commission") is conducting an inquiry into, among other things, certain accounting practices at Ni-Tec and the 1991 and 1992 fiscal year financial reporting by the Company with respect thereto. The Commission has sought certain information from the Company relating to such inquiry and the Company has cooperated with this request. This inquiry has been dormant since August 1994.

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

Regarding environmental matters, the operations of the Company, like those of other companies engaged in similar businesses, involve the use, disposal and clean-up of substances regulated under environmental protection laws.

In a number of instances the Company has been identified as a Potentially Responsible Party by the United States Environmental Protection Agency, and in one instance the State of Washington, alleging that because various of its divisions had arranged for the disposal of hazardous wastes at a number of facilities that have been targeted for clean-up pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar State law. Although CERCLA and corresponding State law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or minor contributor at each site. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will therefore not be material.

The Company is a defendant in an action filed in the United States District Court for the Middle District of Louisiana brought by Gulf States Utilities Company ("GSU"). The complaint alleges that the Company breached its contract for the sale of two emergency diesel generators delivered to GSU's River Bend Nuclear Generating Station in 1981 and 1982. GSU alleges that it has incurred a loss of $8 million and claims additional amounts for the use of money and an equitable adjustment of the purchase price. In July 1992, the District Court for the Middle District of Louisiana granted the Company's motion for Summary Judgment dismissing GSU's claims. In November 1993, the Fifth Circuit Court of Appeals reversed and remanded the case for trial. The ruling eliminated the Company's statute of limitations defense, but preserved all other defenses. In February 1995, a settlement of this matter was tentatively reached requiring a $1.8 million payment by the Company to GSU.

The Company also has two other lawsuits pending against it relating to equipment sold by its former diesel engine division and a lawsuit relating to performance shortfalls in products delivered by its former Delaval Turbine Division in a prior year.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1994.

Executive Officers of the Registrant

The following table sets forth information concerning the names, ages and principal occupations of the executive officers of the Company:

Name                      Age        Principal Occupation

Donald K. Farrar *         56        Chairman, Chief Executive
                                       Officer and President
Thomas J. Bird, Jr.        51        Executive Vice President,
                                       General Counsel and Secretary
William M. Brown           52        Executive Vice President and
                                       Chief Financial Officer
J. Dwayne Attaway          53        Executive Vice President
John J. Carr               52        Executive Vice President
Brian Lewis                61        Executive Vice President
Gary E. Walker             57        Executive Vice President
David C. Christensen       61        Senior Vice President,
                                       Human Resources
Robert A. Derr II          49        Vice President and
                                       Corporate Controller
Geoffrey M. Dobson         57        Vice President and Treasurer

* This executive officer is a director of the Company whose current term as a director will expire in 1995.

Donald K. Farrar joined the Company as Chief Executive Officer and President in September 1993 and was elected Chairman in June 1994. Prior to joining the Company, Mr. Farrar held various positions with Textron, Inc. and Avco Corporation for 24 years. He served as President, Chief Operating Officer and director of Avco until its 1985 acquisition by Textron. Thereafter, he served as Senior Executive Vice President, Operations and a director of Textron, Inc. until December 1989. From January 1990 until joining the Company, Mr. Farrar was a private investor.

Thomas J. Bird, Jr. was promoted to his current position in October 1994. Mr. Bird served as Senior Vice President, General Counsel and Secretary from June 1992 to October 1994, and as Vice President and Associate General Counsel from July 1990 to June 1992. Prior to joining the Company in July 1990, Mr. Bird held various positions with General Electric Company for 18 years, most recently as Group Counsel RCA Aerospace and Defense division from August 1987 to February 1988 and as General Counsel to GE Aerospace of General Electric Company from February 1988 until joining the Company.

William M. Brown joined the Company in his current position in June 1992. Prior to joining the Company, Mr. Brown held various positions with ITT Corporation for 25 years, most recently as Corporate Assistant Controller and General Auditor from December 1986 to April 1991 and as Corporate Vice President and Assistant Controller from April 1991 until joining the Company.

J. Dwayne Attaway joined the Company as Executive Vice President of the Company's Varo Inc. operation in July 1989, and was promoted to his
current position in  December 1989.   Mr. Attaway  has overall
responsibility for the Company's Electro-Optical Systems business which consists of the Company's Varo and Baird operations. Mr. Attaway served as Corporate Vice President of Business Development at Ranco Inc. from 1987 to 1989, as Vice President and General Manager of the Ranco Inc. Electronics Division from 1982 to 1987, and prior to that was with Varo Inc. for 17 years.

John J. Carr  was promoted to his current position in  July 1989.   From
July 1985 to July 1989, Mr. Carr was a Group Vice President of the Company. Mr. Carr is responsible for the Boston Gear/Delroyd, Fincor Electronics, Gems Sensors, IMO AB, IMO Pump, TransInstruments and Warren Pumps operations of the Company.

Brian Lewis was promoted to his current position in July 1989. Mr. Lewis was President and Chief Operating Officer of the Controls Group of Incom International Inc. (acquired by the Company in December 1987) from 1985 until January 1988 and was a Group Vice President of the Company from January 1988 to July 1989. Mr. Lewis has responsibility for the Morse Controls and Roltra-Morse operations.

Gary E. Walker was promoted to his current position in February 1993. Mr. Walker served as Group Vice President of the Company from September 1991 to February 1993 and as Vice President and General Manager of the Delaval Turbine operation from September 1988 to September 1991. Prior to joining the Company he served from January 1987 to September 1988 as Vice President and General Manager of Turbonetics Energy Incorporated, a subsidiary of Mechanical Technology Inc. Prior to that, he had held various positions with General Electric for 21 years. Mr. Walker had responsibility for the Company's former Delaval Turbine, Delaval Condenser and TurboCare operations.

David C. Christensen joined the company in his current position in August 1990. Previously, he was Senior Vice President, Human Resources for Pneumo Abex Corporation (and its predecessor Abex Corporation) from 1980 to September 1988. From September 1988 until joining the Company, Mr. Christensen was an independent human resources consultant.

Robert A. Derr II joined the Company in his current position in 1988. Prior to joining the Company, Mr. Derr held various positions with The Stanley Works for nine years, most recently as Director of Corporate Accounting from 1982 to 1986 and as the Controller of the Vidmar Division of The Stanley Works from 1986 until joining the Company.

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

                                                            Dividend
                                                            Declared
                          High             Low             Per Share

1993:
1st Quarter            $  7 1/2        $  4 7/8                  --
2nd Quarter               7               5 7/8                  --
3rd Quarter               8               6 1/4                  --
4th Quarter               9 1/4           6 5/8                  --

1994:
1st Quarter              10 1/8           7                      --
2nd Quarter              10 7/8           9 1/2                  --
3rd Quarter              12               9 3/8                  --
4th Quarter              12 1/4           8 3/4                  --

1995:
1st Quarter              11 1/2           6 1/4                 --
  (through March 15, 1995)

The last sale price for the  Company's  Common Stock  as reported by the
New York Stock Exchange  on  March 15, 1995,  was $6 7/8 per share.   As of
March 15, 1995, there were approximately 24,289 holders of record of the Company's Common Stock.

Three of the Company's long-term debt agreements contain, among other provisions, a restriction on retained earnings available for payment of
dividends.   Under the most restrictive provisions the Company is
prohibited from declaring or paying cash dividends through at least July
31, 1997.





Item 6.   Selected Financial Data.
(Dollars in millions except per share amounts)
Year Ended December 31,   (a) <F1>
                                    1994    1993*   1992*   1991*   1990 *

Net sales                           $463.9  $494.2  $573.2  $596.0  $641.1
Gross profit                         130.8   144.5   143.9   157.5   175.2
Selling, general and administrative
  expenses                            86.8   108.5   112.7   114.4   113.0
Research and development expenses      6.2     9.2     9.9     8.8     9.6
Unusual items                          ---    15.7    16.7     ---     ---
Income from continuing operations
  before  interest expense, income
  taxes, minority interest,
  extraordinary item and cumulative
  effect of change in accounting
  principle                           40.5    12.0     7.0    35.9    58.1
Interest expense                      34.0    38.4    44.5    44.3    42.4
Income (loss) from continuing
  operations before extraordinary
  item and cumulative effect of
  change in accounting principle       3.6   (40.1)  (25.8)   (5.3)    9.2
Discontinued operations,
  net of taxes                         5.6  (212.4)  (29.2)   16.7    12.0
Extraordinary item                    (5.3)  (18.1)    ---     ---     ---
Cumulative effect of change in
  accounting principle, net of taxes   ---     ---   (27.6)    ---     ---
Net income (loss)                      3.9  (270.6)  (82.6)   11.4    21.2
Earnings (loss) per share:
  Continuing  operations before
    cumulative effect of change in
    accounting principle
    and extraordinary item             .22   (2.37)  (1.53)   (.31)    .52
  Discontinued operations              .32  (12.58)  (1.73)    .99     .68
  Extraordinary item                  (.31)  (1.07)    ---     ---     ---
  Cumulative effect of change in
    accounting principle               ---     ---   (1.64)    ---     ---
  Net income (loss)                    .23  (16.02)  (4.90)    .68    1.20
Cash dividends per share               ---     ---     .375    .50     .485
Capital expenditures                   9.2    10.4     15.0   14.6    24.7
Depreciation and amortization
  expense                             22.0    23.2     24.2   24.4    24.6
Working capital                      135.2   107.1    111.0  226.8   239.7
Total  assets:
   Continuing operations             429.7   454.9    583.8  599.3   613.4
   Discontinued operations           145.0   141.7    328.0  361.6   359.0
      Total assets                   574.7   596.6    911.8  960.9   972.4
Total long-term debt including
  current portion                    394.0   362.3    399.4  410.4   415.2
Shareholders' equity (deficit)       (28.0)  (35.7)   239.4  334.7   331.0

<F1> (a) The notes to the consolidated financial statements located in
         Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.

<F2> * Reclassified to conform to 1994 presentation.





Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Restructuring Summary

As of March 28, 1995, the Company has either completed the sale of, or has received a letter of intent for the sale of, substantially all of the businesses included in the asset divestiture program initially begun in October, 1992. Proceeds from asset sales completed during the first quarter of 1995 have been used to repay all of the Company's outstanding senior domestic bank debt as well as to redeem $40 million of the Company's 12.25% Senior Subordinated Debentures.

Additionally, as a result of an approximately $40 million after-tax gain realized on the January 17, 1995 sale of the Turbomachinery business, shareholders' equity will be restored to a positive value in the first quarter of 1995.

The remaining businesses included in this program, not currently under contract, are expected to be under contract of sale in the near future and to be sold prior to year-end. Additionally, certain idle facilities remain to be sold and the Company continues to actively pursue the sale of these properties.

Asset Sales

The Company sold its Heim Bearings, Aerospace and Barksdale Controls operations for aggregate proceeds of approximately $91 million in 1993 and its CEC Instruments division, Corporate headquarters building and other previously identified assets for aggregate proceeds of $13.2 million in 1994. Results of these operations to their date of sale as well as an operation remaining to be sold, other than the Electro-Optical and Turbomachinery businesses, are included in continuing operations reported in the consolidated financial statements.

The Company sold the Baird Analytical Instruments division of its Electro-Optical Systems business to a subsidiary of Thermo Instruments Systems Inc. on January 3, 1995 for $12.3 million in cash, which was used to reduce its domestic senior debt.

On January 17, 1995, the Company completed the sale of its Delaval Turbine and TurboCare divisions, which comprised substantially all of the Company's Turbomachinery business segment, and its 50% interest in Delaval-Stork, a Dutch joint venture, to Mannesmann Demag of Dusseldorf, Germany, for $124 million. At closing, the Company received $109 million in cash, with the balance earning interest until it is received at specified future contract dates subject to adjustment as provided in the agreement. These proceeds were used to complete the repayment of the Company's domestic senior debt and to redeem $40 million of the Company's 12.25% senior subordinated debentures.

On February 8, 1995, the Company announced that it has a letter of intent for the acquisition of most of its Electro-Optical Systems business by Litton Industries, for approximately book value. Under the terms of the letter of intent, Litton would acquire all of the assets of the Varo night vision and laser business, other than real estate, and would lease the operations' facilities in Dallas, Texas, for two years with options to extend the leases. The sale is subject to the receipt of certain government approvals. Management believes that this transaction will close in the second quarter of 1995. Not included in the proposed agreement is Varo's Electronic Systems division, which is being marketed to interested parties. Management intends to use the proceeds of these sales to pay down debt.


Other Restructuring

In 1993, the Company recorded a charge to operations for other restructuring activities which benefited 1994 operating results. The Company has implemented cost-cutting measures at its core operations to reduce its expense structure and to eliminate duplicative functions. The Company has also consolidated certain operations in the European controls and automotive components divisions and has revised operating processes and reduced employment levels at the pumps and other operations. The number of employees in core operations company-wide declined by approximately 210, or 6 % between mid-1993 and mid-1994. These organizational restructuring measures have been providing net cash benefits, which for continuing operations, approximated $2 million in 1994 and will approximate $5 million annually thereafter based largely on reduced employment costs. The majority of the restructuring has been completed.


Results of Operations

The net income per share in 1994 was $.23 compared with a net loss per share of $16.02 in 1993 and a net loss per share of $4.90 in 1992.

                                        1994      1993      1992
Earnings (loss) per share:
   Continuing operations before
      extraordinary item and
      cumulative effect of change
      in accounting principle        $   .22   $ (2.37)  $ (1.53)
   Discontinued operations           $   .32   $(12.58)  $ (1.73)
   Extraordinary item                $  (.31)  $ (1.07)      ---
   Cumulative effect of change in
      accounting principle               ---       ---   $ (1.64)
Net income (loss)                    $   .23   $(16.02)  $ (4.90)

The Electro-Optical and Turbomachinery businesses are accounted for as discontinued operations in the accompanying consolidated financial statements. Accordingly, the discussion that follows concerns only the results of continuing operations. The 1993 and 1992 amounts have been reclassified to conform to this presentation. As a result of discontinuing the Electro-Optical Systems and Turbomachinery business segments, the Company has focused its operations on the remaining two core business segments, the Morse Controls segment and the Pumps, Power Transmission & Instrumentation segment.

The twelve months ended December 31, 1994 include an extraordinary charge of $5.3 million after-tax ($.31 per share) representing fees and charges related to extinguishment of debt in connection with the restructuring of the Company's senior credit facilities in August 1994.

The results of operations for the twelve months ended December 31, 1993 included an extraordinary item of $18.1 million ($1.07 per share) representing fees and expenses related to extinguishment of senior debt of which approximately $4.0 million required immediate cash outlays, approximately $2 million related to the write-off of previously deferred debt expense and $11.9 million was provided as an estimate for make-whole notes ("Make-Whole Notes") to be issued to the holders of debt being retired. Through December 31, 1993, Make-Whole Notes of $11.5 million were issued and included in long-term debt. The Make-Whole Notes were repaid in August 1994. Additionally, approximately $4 million of fees related to the 1993 restructuring of the Company's credit facilities were paid in 1993. This amount was being amortized until August 1994, at which time, the balance was recognized as an extraordinary charge in connection with the extinguishment of the restructured credit facilities.

The twelve months ended December 31, 1993 include net unusual charges of $15.7 million in loss from continuing operations. These charges include $6.6 million related to the restructuring and consolidation of certain of the Company's operating units ($3.7 million included in the Morse Controls segment, $1.7 million included in the Pumps, Power Transmission & Instrumentation segment and $1.2 million included in Corporate Expense, all principally comprised of severance costs), $10.1 million for an expected net loss overall related to the Company's asset divestiture program (included in the Other segment), and $5 million in debt-related financing fees (included in Corporate Expense). These charges are net of a reversal of a $6.0 million reserve during the third quarter of 1993, as a result of a change in estimate related to legal costs associated with pending litigation (included in the Other segment). Of the $21.7 million of unusual charges, required cash outlays were approximately $7.1 million and $.2 million in 1994 and 1993, respectively. The estimated cash requirement for 1995 is $1.3 million, with the remainder representing non-cash charges.

As a result of unanticipated losses in 1993, the Company provided reserves of $13.6 million against previously recorded future tax benefits in loss from continuing operations. These tax benefits may be realized in future years.

The twelve months ended December 31, 1992 include unusual charges of $16.7 million in loss from continuing operations principally for the estimated costs associated with pending litigation and certain warranty and claim settlements. Of this amount, $6 million was reversed in the third quarter of 1993 as a result of a change in estimate. No cash outlays are anticipated in the future related to these charges.

The twelve months ended December 31, 1992 include a charge of $27.6 million after tax ($1.64 per share) related to the adoption of FASB Statement No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." This charge has been reported as a cumulative effect of a change in accounting principle and was retroactively applied as of January 1, 1992.

The Company had income from discontinued operations of $5.6 million (net of income tax expense of $.8 million) or $.32 per share in 1994, a loss of $212.4 million (including income tax expense of $1.4 million) or $12.58 per share in 1993, and a loss of $29.2 million (net of an income tax benefit of $13.9 million) or $1.73 per share in 1992. The loss recorded in 1993 includes an estimated loss on disposal of the Company's Electro-Optical Systems business of $168.0 million, most of which represents a non-cash adjustment to reduce the carrying value of assets to estimated realizable value. Of the total estimated loss on disposal, cash outlays are not expected to exceed $11 million, of which approximately $4.6 million was expended in 1994. The results from operations for the discontinued operations include allocations for interest of $17.4 million, $18.0 million and $13.4 million for 1994, 1993 and 1992, respectively.

The Company had income from continuing operations of $3.7 million or $.22 per share in 1994. The 1993 loss from continuing operations of $40.1 million or $2.37 per share was primarily as a result of the net unusual charges of $15.7 million and the $13.6 million tax reserve provided against previously recorded future tax benefits. The Company had a loss from continuing operations of $25.8 million or $1.53 per share in 1992 including unusual charges of $16.7 million.

Net Sales

Net sales from continuing operations in 1994 were $463.9 million, compared with $494.2 million in 1993. Sales from core operations (excluding operations divested since the beginning of 1993 or pending divestiture) were $452.9 million in 1994 compared with $413.8 million in 1993, an increase of 9.5%. A significant portion of this increase is attributable to the Company's Italian automobile business as the Company continues to be a key supplier to Fiat S.p.A.

Net sales from continuing operations in 1993 were $494.2 million, a decline of $79.0 million or 13.8% from $573.2 million for 1992. A large part of this decline, $34.7 million, is because six divisions were sold in 1993, therefore contributing for only a part of the year versus a full year for 1992. Excluding the divested divisions, the Company's core businesses had sales of $413.8 million in 1993 versus $458.1 million in 1992, a decline of $44.3 million or 9.7%. Over 80% of this decline, approximately $37 million, was due to unfavorable foreign exchange rate effects. The major portion of the remaining decline was attributable to decreases in volume occurring in the Company's Italian automobile business.

Costs and Expenses

Selling, general and administrative expenses declined $21.7 million in 1994 compared with 1993, with most of the decline attributable to businesses sold subsequent to June 30, 1993, to the phase-out of certain postretirement benefit subsidies in 1994, and lower levels of general and administrative staff. Selling, general and administrative expenses as a percent of sales decreased to 18.7% in 1994 compared with 22.0% in 1993. Research and development expenditures were 1.3% of sales in 1994, 1.9% in 1993 and 1.7% in 1992.

Selling, general and administrative expenses decreased $4.2 million in 1993 from 1992 with the Other segment accountable for $4.6 million of the decrease as a result of six of the divisions having been sold during the year. Selling expenses for the core businesses increased $1.1 million in 1993 primarily because of the consolidation of a joint venture that became wholly-owned in late 1992 offsetting decreases in other core operations. General and administrative expenses decreased slightly on a year-to-year basis. However, because sales decreased while the Company maintained its selling efforts, total selling, general and administrative expenses were 22.0% of sales in 1993 compared with 19.7% for 1992.

In March 1994, the Company amended its policy regarding retiree medical and life insurance plans. This amendment, which affects some current retirees and all future retirees, phases out the Company subsidy for retiree medical and life insurance over a three year period ending December 31, 1996. The Company expects to amortize associated reserves to income from continuing operations over the phase out period at approximately $4 million per year. The pre-tax amount amortized to income from continuing operations was $4.4 million in 1994. The Company does not anticipate a significant increase or decrease in cash requirements related to this change in policy during the phase out period.

Average borrowings in 1994 were $51 million lower than in 1993. As a result, total interest expense (before allocation to discontinued operations) of $51.7 million in 1994 was $5.5 million less than in 1993. Similarly, because average borrowings in 1993 were $21 million lower than in 1992, interest expense of $57.2 million in 1993 decreased $2.3 million compared with 1992. The interest expense for continuing operations as shown on the Consolidated Statements of Income excludes interest expense incurred by the discontinued operations as well as an interest allocation to the discontinued operations of $17.4 million in 1994, $18.0 million in 1993 and $13.4 million in 1992.

Income tax expense from continuing operations for 1994 was $2.4 million and for 1993 was $13.6 million. The 1994 amount represents foreign and state income taxes. The 1993 amount is principally comprised of the provision of a reserve against previously recorded tax benefits. The Company did not record a benefit for the 1993 loss as a valuation allowance has been established in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." These tax benefits may be realized in future years.

The Company has a net operating loss carryforward of approximately $70 million expiring in 2009, foreign tax credit carryforwards of approximately $16 million expiring through 1999 and minimum tax credits of approximately $2.1 million which may be carried forward indefinitely. These carryforwards are available to offset future taxable income and have been reserved in accordance with FASB Statement No. 109. These existing tax loss carryforwards will allow the Company's future earnings to be essentially free from the payment of U.S. taxes for the foreseeable future.

Taxes have not been provided on the unremitted earnings of foreign subsidiaries, since it is the Company's intention to indefinitely reinvest these earnings. This policy has no impact on the Company's liquidity since the Company does not anticipate paying any U.S. tax on these unremitted earnings. The amount of foreign withholding taxes that would be payable on remittance of these earnings is approximately $1.1 million.

Segment Operating Results

The Morse Controls segment had sales of $197.0 million in 1994, compared with $163.9 million for 1993, a 20.2% increase resulting from a 32.7% increase in sales to the Italian automotive industry and an 8.9% increase in all other sales worldwide. The increased sales level resulted in operating income for the segment of $14.7 million in 1994, compared with $3.1 million in 1993. Operating income in 1993 included unusual charges of $3.7 million related to restructuring and facilities consolidations.

The Pumps, Power Transmission & Instrumentation segment had sales of $256.0 million, a 2.4% increase over the $249.9 million in 1993. Sales were up in the power transmission sector, flat in the instrumentation sector and down slightly in the pumps sector. Segment operating income was $29.1 million in 1994, a 41% improvement over 1993, largely as the result of improved volume in the power transmission sector, the phase-out of certain postretirement benefit subsidies, and reduced overhead expenses. Operating income was also adversely impacted in the fourth quarter of 1993 by restructuring charges.

Power transmission sales and operating profit both improved for the year compared with 1993, benefiting from the upturn in general industrial activity in the U.S. Pump operations sales and operating profit were adversely affected by the continued fall-off in defense business.

Fourth Quarter Results

Net sales from continuing operations of $116.5 million in the fourth quarter of 1994 were $4.4 million higher than the $112.1 million for the fourth quarter of 1993. However, excluding operations divested since the beginning of 1993 or pending divestiture, fourth quarter sales of core operations were $114.8 million, or 11.0% higher than 1993 fourth quarter sales of $103.4 million. The fourth quarter of 1994 includes income of $1.3 million (pre-tax) related to the phase-out of certain postretirement benefit subsidies. The fourth quarter of 1994 had income from continuing operations of $1.1 million ($.07 per share), compared with a loss from continuing operations of $40.5 million ($2.39 per share) in the same period of 1993. A charge of $21.7 million of unusual items and the provision of a $13.6 million reserve against previously recorded future tax benefits were recorded in the fourth quarter of 1993.

Morse Controls segment sales for the fourth quarter of 1994, were 22.4% ahead of sales in the fourth quarter of 1993. Roltra-Morse's revenue gained 34%, while worldwide sales elsewhere in the segment were up 11%. Operations for the quarter benefited from increased sales, and from cost-cutting actions taken at the end of 1993; operating income was $3.8 million, compared with a $3.9 million loss in the fourth quarter of 1993 as a result of unusual items related to restructuring and facilities consolidations.

Roltra-Morse, the segment's automotive components supplier, participated in an increase in Fiat car production as well as a higher market share on certain Fiat models, and a successful entry into production in Poland. Worldwide, there was continued recovery in major sectors served by the segment's other mechanical and electronic controls products, such as pleasure marine, construction, agriculture and truck markets.

Pumps, Power Transmission & Instrumentation segment sales in the fourth quarter were 3.9% ahead of the comparable year-earlier period, and operating profit improved substantially to $6.8 million, compared with $2.9 million in 1993.

Fourth-quarter Pump group sales were flat year-over-year, as the continued decline in Navy business was matched by an increase in commercial business to such markets as pulp and paper, chemical and hydrocarbon processing, crude oil and machinery.

Power Transmission sales advanced 7.8% year-over-year, primarily into industrial distribution channels, reflecting the stronger general economic environment that has persisted in the U.S. throughout 1994. A wide range of OEMs and end-users are served via this conduit.

Instrumentation group sales comparisons were favorable by 4.2%, as improvement in Europe and Canada outpaced a moderate decline in U.S. shipments. There was a major shipment of instrumentation to the Navy in the fourth quarter of 1993 that was not repeated in 1994.

Liquidity and Capital Resources

The Company's domestic liquidity requirements are served by a revolving credit facility, while its needs outside the U.S. are covered by short and intermediate term credit facilities from foreign banks.

Effective August 5, 1994, the Company obtained credit facilities for borrowings up to $150 million from a group of lenders (the "New Credit Agreement"), secured by the assets of the Company's domestic operations and all or a portion of the stock of certain of the Company's subsidiaries. The New Credit Agreement provided for a $65 million revolving credit facility through July 31, 1997, a $40 million term loan amortizing to July 1997, and a $45 million bridge loan maturing January 1996. The revolving credit facility is extendible to July 1999 under certain conditions. Proceeds from the New Credit Agreement were used to repay the Company's working capital loans under the former domestic senior credit facilities, its $30 million 12.75% Senior Note and its $12.4 million Make-Whole Note.

As a result of the extinguishment of the prior facilities in connection with the New Credit Agreement, the Company incurred a $5.3 million extraordinary charge in the third quarter of 1994, of which $3.7 million represents a prepayment premium paid for the $30 million 12.75% Senior Note.

The Company's operating activities provided cash of $16.8 million in 1994, compared with providing cash of $25.1 million in 1993. Net cash used by investing activities was $.3 million in 1994, compared with cash provided of $70.8 million in the 1993 period. The change in net cash provided by investing activities is principally a result of $13.2 million of net proceeds generated from the sale of assets in the 1994 period versus $86.5 million in 1993. Cash and cash equivalents were $26.9 million at December 31, 1994 compared with $22.4 million at December 31, 1993.

Working capital at December 31, 1994 was $135.2 million, an increase of $28.1 million from the end of 1993, due principally to the reduction in current debt in 1994. The ratio of current assets to current liabilities was 1.9 at December 31, 1994, compared with 1.6 at December 31, 1993. Principally as a result of the 1993 loss, the Company's total debt as a percent of its total capitalization was 107.5% at December 31, 1994, and 109.7% at December 31, 1993.

Depreciation for continuing operations decreased $2.6 million to $15.7 million in 1994, from $18.3 million in 1993 which, in turn, decreased $1.6 million from 1992. Amortization of intangibles for continuing operations was $6.3 million in 1994, $4.9 million in 1993, and $4.4 million in 1992. Additions to property, plant and equipment, made primarily to improve productivity, were $9.2 million in 1994. The Company anticipates that capital expenditures in 1995 will increase significantly over the 1994 level to make the necessary investments to maintain and improve competitive advantages at its operations. There were no material outstanding commitments for the acquisition of property, plant and equipment at December 31, 1994.

At December 31, 1994, the Company had outstanding $150 million of 12.25% senior subordinated debentures maturing in 1997 and $150 million of 12% senior subordinated debentures maturing in amounts of $37.5 million in 1999, $37.5 million in 2000 and $75.0 million in 2001. In addition, the Company had $36.7 million and $45 million in term and bridge loans, respectively, outstanding under the New Credit Agreement, both of which were repaid with proceeds received in January 1995 from the sales of the Baird Analytical Instruments division and the Turbomachinery business. In March 1995, $40 million of the 12.25% senior subordinated debentures were redeemed with the remainder of these proceeds. Deferred debt expense of $4.2 million, associated with the portions of the domestic senior debt and senior subordinated debentures repaid, was written off as an extraordinary charge in the first quarter of 1995. The Company expects to use proceeds from the remainder of its divestiture program to reduce its 12.25% senior subordinated debentures thereby further reducing the Company's interest expense. As of December 31, 1994, there were no borrowings under the $65 million revolving credit facility; however $35 million of standby letters of credit were outstanding. Letter of credit exposure was reduced to $20.5 million after the Turbomachinery business sale in January 1995. At the same time, and in keeping with the terms of the New Credit Agreement, the $65 million revolving credit facility was reduced to $50 million. The Company also has approximately $30.7 million in foreign short-term credit facilities with approximately $12.8 million outstanding as of December 31, 1994.

Business Environment

General economic conditions worldwide continue to create business opportunities for the coming year in many of the markets in which the Company operates. Management believes that its multiple niche market strategy helps the Company moderate effects from the cyclical behavior of any particular market segment that it serves.

Approximately 45% of the Company's property, plant and equipment of continuing operations has been acquired over the past five years and has a remaining useful life ranging from five years to fifteen years for equipment to thirty years for buildings. In addition, property, plant and equipment of the companies acquired by the Company have been adjusted to their fair value at the time of acquisition. Assets acquired in prior years are expected to be replaced at higher costs but this will take place over many years. The newer assets will result in higher depreciation charges but, in many cases, due to technological improvements, there will be operating cost savings as well. The Company considers these matters in establishing its pricing policies.

Total sales to the DoD in the form of prime and subcontracts were approximately 7% of net sales from continuing operations in 1994 and 12% in 1993. The level of sales from continuing operations to the United States Department of Defense has been significantly reduced from the 1992 total company-wide level of 22% (in the form of prime and subcontracts) due to the discontinuance of the Electro-Optical Systems and Turbomachinery operations.

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

Item 9.          Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure.

Not Applicable.


                                PART III

Item 10.          Directors and Executive Officers of the Registrant.

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Company's Proxy Statement, for the Annual Meeting of Stockholders which will be held on May 18, 1995 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1994, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
                         Form 8-K.

(a) (1) Financial Statements

        The Financial Statements and Supplementary Data required by Part II, Item 8 of Form 10-K are included in this Part IV of this Form 10-K Report as follows:

        Consolidated Financial Statements                           Page

          Consolidated Statements of Income for the Years
            Ended December 31, 1994, 1993 and 1992...................F-1
          Consolidated Balance Sheets at December 31,  1994
            and 1993.................................................F-2
          Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1994, 1993 and 1992.............F-3
          Consolidated Statements of Shareholders' Equity (Deficit)
            for the Years Ended December 31, 1994, 1993 and 1992.....F-4
          Notes to Consolidated Financial Statements.................F-5
        Report of Independent Auditors...............................F-6
        Quarterly Financial Information..............................F-7

    (2) Financial Statement Schedules

           The following consolidated financial statement schedule for the year ended December 31, 1994, 1993 and 1992 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements.

        Schedule                                                    Page

          II  Valuation and Qualifying Accounts....................  S-1

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

(b)  Reports on Form 8-K
     The following reports on Form 8-K were filed during the quarter ended December 31, 1994:

        On December 23, 1994, the Company filed a Report on Form 8-K reporting under Items 5 and 7.

                           EXHIBIT INDEX

 Exhibit No.   Note No.                    Description


 3(i)           (15)   The Company's Restated Certificate of Incorporation,
                       as amended March 10, 1989 and November 10, 1992

 3(ii)                 The Company's Bylaws

 4.1 (A)        (11)   Indenture agreement dated August 15, 1987 between
                       the Company and IBJ Schroder Bank & Trust Company,
                       Trustee

     (B)        (17)   First Supplemental Indenture dated as of February
                       14, 1994 between the Company and IBJ Schroder Bank &
                       Trust Company, Trustee

 4.2            (11)   Indenture  agreement  dated  November  1,  1989
                       between the Company  and  IBJ  Schroder  Bank &
                       Trust Company, Trustee

 4.3 (A)         (5)   Rights Agreement dated as of April 22, 1987 between
                       the Company and Philadelphia National Bank, as
                       Rights Agent

     (B)        (15)   Amendment dated December 16, 1991 between the
                       Company and First Chicago Trust Company of New York

        Management Contracts, Compensatory Plans and Arrangements:

10.1 (A)         (3)   The Company's Equity Incentive Plan for Key
                       Employees

     (B)         (7)   Amendment to the Equity Incentive Plan for Key
                       Employees

10.2 (A)         (7)   Equity Incentive Plan for Outside Directors

     (B)        (12)   Amendment effective as of July 2, 1990 to the Equity
                       Incentive Plan for Outside Directors

10.3 (A)        (12)   Employment Agreement dated September 1, 1986 by and
                       between the Company and William J. Holcombe, as amended October 1, 1987, as restated and amended May
                       9, 1989, and as amended  March 6, 1991

     (B) Amendment dated January 1, 1993 to the Employment Agreement between the Company and William J. Holcombe, as amended July 19, 1994

10.4            (15)   Change in Control Agreement dated January 9, 1987
                       between the Company and John J. Carr

10.5            (15)   Change in Control Agreement dated April 8, 1990
                       between the Company and J. Dwayne Attaway

10.6 Letter Agreements between the Company and J. Dwayne Attaway dated April 21, 1994 and April 29, 1994, respectively

10.7            (15)   Change in Control Agreement dated December 23, 1988
                       between the Company and Brian Lewis

10.8            (15)   Change in Control Agreement dated August 5, 1992
                       between the Company and William M. Brown

10.9            (15)   Change in Control Agreement dated August 13, 1992
                       between the Company and Thomas J. Bird

10.10           (17)   Change in Control Agreement dated April 19, 1993
                       between the Company and Gary E. Walker and agreed to by him on May 10, 1993

10.11                  Letter Agreements dated May 19, 1994 between the
                       Company and Gary E. Walker

10.12 (A)       (17)   Employment Agreement dated September 13, 1993
                       between the Company and Donald K. Farrar

      (B) Amendment dated November 17, 1994 to the Employment Agreement between the Company and Donald K. Farrar

10.13           (17)   Change in Control Agreement dated September 13, 1993
                       between the Company and Donald K. Farrar

       Other Material Contracts:

10.14            (2)   The Company's Retirement Plan for Salaried Employees

10.15 (A)        (8)   The Company's Salaried Employees Stock Savings Plan
                (11)   as amended on July 1, 1987 and as amended on  June
                       14, 1988

      (B)       (14)   Amendment dated March 16, 1989 to the Imo Industries
                       Inc. Employees Stock Savings Plan

      (C)       (12)   Amendments dated September 6, 1990 and February 14,
                       1991 to the Imo Industries Inc. Employees Stock
                       Savings Plan

      (D)       (13)   Amendment dated May 9, 1991 to the Imo Industries
                       Inc. Employees Stock Savings Plan

      (E)       (14)   Trust Agreement for the Imo Industries Inc.
                       Employees Stock Savings Plan as of January 1, 1992 between the Company and Merrill Lynch Trust Company

      (F)       (15)   Amendments dated December 30, 1991 and August 3,
                       1992 to the Imo Industries Inc. Employees Stock
                       Savings Plan

      (G)              Trust Agreement for the Imo Industries Inc.
                       Employees Stock Savings Plan as of March 1, 1995 between the Company and Eagle Trust Company

10.16            (1)   Distribution Agreement dated December 18, 1986
                       between Transamerica Corporation and the Company

10.17            (1)   Tax Agreement between the Company and Transamerica
                       Corporation

10.18 (A)        (9)   Revolving Credit Agreement, dated September 16, 1988
                (10)   by and among the Company, Bankers Trust Company,
                       Barclays Bank PLC, Canadian Imperial Bank of
                       Commerce as amended December 15, 1988, as amended
                       February 28, 1989, as amended May 9, 1989 and as amended September 11, 1989

      (B)       (12)   Amendment dated as of August 31, 1990 to the
                       agreement dated September 16, 1988 by and among the Company, Bankers Trust Company, Barclays Bank PLC,
                       Canadian Imperial Bank of Commerce, Manufacturers
                       Hanover Trust Company and National City Bank

      (C)       (14)   Amendment dated as of December 31, 1991 to the
                       agreement dated September 16, 1988 by and among the Company, Bankers Trust Company, Barclays Bank PLC,
                       Manufacturers Hanover Trust Company and National
                       City Bank

      (D)(i)    (16)   Combined Restated Credit Agreement dated July 15,
                       1993 among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, National City Bank, ABN-AMRO Bank
                       N.V., New York Branch, Commerzbank AG, New York
                       Branch, and Istituto Bancario San Paolo Di Torino
                       S.p.A.

         (ii)   (17)   Amendment No. 1 dated as of November 22, 1993 to the
                       Combined Restated Credit Agreement dated as of July
                       15, 1993 among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, National City Bank, ABN-AMRO Bank
                       N.V., New York Branch, Commerzbank AG, New York
                       Branch, and Istituto Bancario San Paolo Di Torino
                       S.p.A.

         (iii) Amended and Restated Combined Restated Credit Agreement dated as of August 19, 1994 among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, National City Bank, ABN-AMRO Bank N.V., New York Branch, Commerzbank AG, New York Branch, and Istituto Bancario San Paolo Di Torino S.p.A.

         (iv) Consent, Amendment No. 1 and Agreement dated as of January 17, 1995 among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, and National City Bank, Istituto Bancario San Paolo Di Torino S.p.A., Commerzbank AG, New York Branch, ABN-AMRO Bank N.V., New York Branch, The Prudential Insurance Company of America as lenders and Mannesmann Capital Corporation as Assignee

      (E)(i)    (16)   Credit Agreement dated July 15, 1993 among the
                       Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC,
                       National City Bank, ABN-AMRO Bank N.V., New York
                       Branch, Commerzbank AG, New York Branch, Istituto
                       Bancario San Paolo Di Torino S.p.A., and The
                       Prudential Insurance Company of America

         (ii)   (17)   Amendment No. 1 dated as of November 22, 1993 to the
                       Credit Agreement dated as of July 15, 1993 among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC,
                       National City Bank, ABN-AMRO Bank N.V., New York
                       Branch, Commerzbank AG, New York Branch, Istituto
                       Bancario San Paolo Di Torino S.p.A., and The
                       Prudential Insurance Company of America

         (iii) Amended and Restated Credit Agreement dated as of August 19, 1994 among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, National City Bank, ABN-AMRO Bank N.V., New York Branch, Commerzbank AG, New York Branch, and Istituto Bancario San Paolo Di Torino S.p.A., and The Prudential Insurance Company of America

         (iv) Consent, Amendment No. 1 and Agreement dated as of January 17, 1995 among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, and National City Bank, Istituto Bancario San Paolo Di Torino S.p.A., Commerzbank AG, New York Branch, ABN-AMRO Bank N.V., New York Branch, The Prudential Insurance Company of America as lenders and Mannesmann Capital Corporation as Assignee

      (F)       (17)   Guarantee Agreement dated July 15, 1993 by certain
                       of the Company's Subsidiaries in favor of Bankers
                       Trust Company as collateral agent (re-executed to reflect certain signatories which are different from those on the version of this Agreement appended as
                       Exhibit 10.16 (F) to the Company's Form 10-K/A for the fiscal year ended December 31, 1992)

      (G)(i)    (16)   General Security Agreement dated July 15, 1993 by
                       the Company and certain of its Subsidiaries in favor of Bankers Trust Company as collateral agent

         (ii)   (17)   Letter Agreement dated December 1, 1993 between the
                       Company's Varo Inc. Subsidiary and Bankers Trust
                       Company as collateral agent, regarding the General
                       Security Agreement identified herein as Exhibit
                       10.18 (G)(i)

      (H)(i)    (16)   Securities Pledge Agreement dated July 15, 1993 by
                       the Company and certain of its Subsidiaries in favor of Bankers Trust Company as collateral agent

         (ii)   (17)   Letter Agreement dated December 1, 1993 between the
                       Company's Varo Inc. Subsidiary and Bankers Trust
                       Company as collateral agent, regarding the Securities Pledge Agreement identified herein as
                       Exhibit 10.18 (H)(i)

      (I)(i)    (16)   Intellectual Property Pledge Agreement dated July
                       15, 1993 by the Company and certain of its Subsidiaries in favor of Bankers Trust Company as collateral agent

         (ii)   (17)   Letter Agreement dated December 1, 1993 between the
                       Company's Varo Inc. Subsidiary and Bankers Trust
                       Company as collateral agent, regarding the Intellectual Property Pledge Agreement identified herein as Exhibit 10.18 (I)(i)

      (J)       (16)   Collection Deposit and Concentration Account Pledge
                       Agreement dated July 15, 1993 by the Company and certain of its Subsidiaries in favor of Bankers
                       Trust Company as collateral agent

      (K)       (16)   Intercreditor and Collateral Agency Agreement dated
                       July 15, 1993 among the Company, Bankers Trust
                       Company as lender, issuer, agent and collateral agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC,
                       National City Bank, ABN-AMRO Bank N.V., New York
                       Branch, Commerzbank AG, New York Branch, Istituto
                       Bancario San Paolo Di Torino S.p.A., and The
                       Prudential Insurance Company of America

      (L)       (16)   Mortgage, Assignment of Rents, Assignment Agreement
                       and Fixture Filing dated July 15, 1993 by the
                       Company in favor of Bankers Trust Company relating to premises in Mercer County, New Jersey

      (M)       (16)   Schedule of Omitted Mortgages and Deeds of Trust

      (N)       (17)   Schedule of Additional Omitted Mortgages and Deeds
                       of Trust

10.19 (A)        (4)   12.75% Note Agreement dated December 29, 1982
                       between the Company and The Prudential Insurance
                       Company of America ("Prudential")

      (B)        (4)   Agreement dated December 22, 1986 between the
                       Company and Prudential amending the 12.75% Note
                       Agreement dated December 29, 1982 between the
                       Company and Prudential

      (C)       (11)   Amendment dated as of September 16, 1988 to the
                       Agreement dated December 29, 1982 between the
                       Company and Prudential

      (D)       (11)   Amendment dated as of June 13, 1989 to the Agreement
                       dated December 29, 1982 between the Company and Prudential

      (E)       (12)   Amendment dated November 27, 1990 to the agreement
                       dated December 29, 1982 between the Company and Prudential

      (F)       (14)   Amendment dated April 2, 1991, Amendment dated May
                       14, 1991, Amendment dated November 5, 1991,
                       Amendment dated November 12, 1991 and Amendment dated February 13, 1992 between the Company and Prudential

      (G)       (15)   Amendment dated August 7, 1992 between the Company
                       and Prudential

      (H)       (16)   Amendment Agreement dated July 15, 1993 between the
                       Company and The Prudential Insurance Company of
                       America

      (I)(i)    (16)   Amended and Restated 12.75% Promissory Note
                       Agreement dated July 15, 1993 between the Company and The Prudential Insurance Company of America

         (ii)   (17)   Amendment No. 1 dated as of December 17, 1993 to the
                       Amended and Restated 12.75% Promissory Note
                       Agreement dated July 15, 1993 between the Company and The Prudential Insurance Company of America

      (J)       (16)   Warrant dated July 15, 1993 issued by the Company to
                       The Prudential Insurance Company of America

10.20 (A)        (4)   9.60% Note Agreement dated November 5, 1975 between
                       the Company and Prudential

      (B)        (4)   Agreement dated December 22, 1986 between the
                       Company and Prudential amending the 9.60% Note
                       Agreement dated November 5, 1975 between the Company and Prudential

10.21 (A)        (9)   10.35% Note Agreement dated September 16, 1988
                       between the Company and Prudential

      (B)       (11)   Amendment dated as of June 13, 1989 to the Agreement
                       dated September 16, 1988 between the Company and Prudential

      (C)       (12)   Amendment dated November 27, 1990 to the agreement
                       dated September 16, 1988 between the Company and Prudential

      (D)       (14)   Amendment dated April 2, 1991, Amendment dated May
                       14, 1991, Amendment dated November 5, 1991,
                       Amendment dated November 12, 1991 and Amendment dated February 13, 1992 between the Company and Prudential

      (E)       (15)   Amendment dated August 7, 1992 between the Company
                       and Prudential

      (F)       (16)   Amendment Agreement dated July 15, 1993 between the
                       Company and The Prudential Insurance Company of
                       America

      (G)       (16)   Amended and Restated 10.35% Promissory Note
                       Agreement dated July 15, 1993 between the Company and The Prudential Insurance Company of America

      (H)       (17)   Amendment No. 1 dated as of December 17, 1993 to the
                       Amended and Restated 10.35% Promissory Note
                       Agreement dated July 15, 1993 between the Company and The Prudential Insurance Company of America

10.22 (A)       (17)   Amendment No. 2 dated as of December 31, 1993 to the
                       New Credit Agreement, the Combined Restated Credit
                       Agreement and the Prudential Agreements among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC,
                       National City Bank, ABN-AMRO Bank N.V., New York
                       Branch, Commerzbank AG, New York Branch, Istituto
                       Bancario San Paolo Di Torino S.p.A., and The
                       Prudential Insurance Company of America.  This
                       Amendment No. 2 Amends: (i) the Combined Restated
                       Credit Agreement identified herein as Exhibit
                       10.18(D)(i) as amended, (ii) the Credit Agreement identified herein as Exhibit 10.18(E)(i) as amended,
                       (iii) the Amended and Restated 12.75% Promissory
                       Note Agreement identified herein as Exhibit
                       10.19(I)(i) as amended, and (iv) the Amended and Restated 10.35% Promissory Note Agreement identified herein as Exhibit 10.21(G) as amended.

      (B)       (17)   Consent and Amendment No. 3 dated as of February 28,
                       1994 to the New Credit Agreement, the Combined
                       Restated Credit Agreement and the Prudential
                       Agreements among the Company, Bankers Trust Company as lender, issuer and agent, Chemical Bank, CIBC, Inc., Barclays Bank PLC, National City Bank, ABN-
                       AMRO Bank N.V., New York Branch, Commerzbank AG, New
                       York Branch, Istituto Bancario San Paolo Di Torino
                       S.p.A., and The Prudential Insurance Company of
                       America.  This Consent and Amendment No. 3 amends:
                       (i) the Combined Restated Credit Agreement identified herein as Exhibit 10.18(D)(i) as amended,
                       (ii) the Credit Agreement identified herein as
                       Exhibit 10.18(E)(i) as amended,(iii) the Amended and Restated 12.75% Promissory Note Agreement identified herein as Exhibit 10.19(I)(i) as amended, and (iv) the Amended and Restated 10.35% Promissory Note
                       Agreement identified herein as Exhibit 10.21(G) as amended.

10.23            (6)   Agreement and Plan of Merger dated July 13, 1987
                       among the Company, BC Acquisition Corp. and Baird
                       Corporation

10.24            (4)   Stock Purchase Agreement dated  November 30, 1987
                       between the Company and TRIFIN B.V.

10.25            (9)   Agreement and Plan of Merger, dated as of August 21,
                       1988 by and among the Company, VI Acquisition Corp.
                       and Varo Inc.

10.26            (9)   Stock option agreement, dated as of August 21, 1988,
                       between VI  Acquisition Corp. and Varo Inc.

10.27           (11)   Agreement for the purchase of the stock of Warren
                       Pumps Inc. by the Company dated April 3, 1989 among the Company, Warren Pumps Inc. and the holders of all of the issued and outstanding stock of Warren
                       Pumps Inc.

10.28           (11)   Share Purchase Agreement dated April 27, 1989, among
                       Aureoleena Investments Limited, Bushbranch
                       Investments Limited, and Holdings Limited, as vendors, and R. J. Burns, C. P. Burns and J. A.
                       Burns as guarantors, and Morse Controls Limited as purchaser

10.29           (11)   Stock Purchase Agreement dated July 31, 1989 between
                       Immobiliare Marsicana S.R.L. and Ser-Fid Italiana
                       S.p.A.

10.30           (11)   Agreement for sale of assets dated November 30, 1989
                       among Ferguson Gear Company, Robert E. Lewis and the
                       Company

10.31           (12)   Agreement for sale of assets dated June 15, 1990
                       among Clifford G. Brockmyre, Robert Healy, Quabbin
                       Industries Inc., Pro Mac Engineering Inc., BHP
                       Associates, Industrial Airpark Associates and the
                       Company

10.32           (12)   Stock Purchase Agreement dated as of May 31, 1990
                       among United Scientific Holdings PLC, United
                       Scientific Inc. and the Company

10.33           (17)   Asset Sale Agreement dated as of May 10, 1993
                       between the Company and Roller Bearing Company of America

10.34           (17)   Stock Sale and Asset Transfer Agreement dated as of
                       July 14, 1993 between the Company and Nova Digm
                       Acquisition, Inc.

10.35 (i)       (17)   Stock Purchase Agreement dated as of October 28,
                       1993 among the Company, Imo Industries GmbH, Mark
                       Controls Corporation and Mark Controls GmbH i. Gr.

      (ii)      (17)   Amendment No. 1 dated as of November 11, 1993 to
                       Stock  Purchase Agreement dated as of October 28,
                       1993, among the Company, Imo Industries GmbH, Mark
                       Controls Corporation and Mark Controls GmbH i. Gr.

      (iii)     (17)   Amendment No. 2 dated as of December 1, 1993 to
                       Stock Purchase Agreement dated as of October 28,
                       1993 among the Company, Mark Controls Corporation,
                       Imo Industries GmbH and Mark Controls GmbH i. Gr.

10.36 (i)       (17)   German Asset Purchase Agreement among Imo Industries
                       GmbH, Mark Controls GmbH i. Gr., the Company and
                       Mark Controls Corporation

      (ii)      (17)   Amendment No. 1 dated as of November 23, 1993 to
                       German Asset Purchase Agreement dated as of November
                       18, 1993 among Imo Industries GmbH, the Company,
                       Mark Controls GmbH i. Gr. and Mark Controls
                       Corporation

      (iii)     (17)   Amendment No. 2 dated as of December 1, 1993 to
                       the German Asset Purchase Agreement dated as of November 23, 1993 among the Company, Mark Controls
                       Corporation, Imo Industries GmbH and Mark Controls
                       GmbH i. Gr.

10.37 (A)       (18)   Credit Agreement dated as of August 5, 1994 among
                       the Company, as Borrower, Baird Corporation, as
                       Guarantor, Warren Pumps Inc., as Guarantor, the
                       Institutions from time to time party thereto as Lenders and as Issuing Banks, and Citibank, N.A., as
                       Agent

      (B) First Amendment dated as of November 18, 1994, Second Amendment dated as of January 11, 1995, and Third Amendment dated as of February 17, 1995 to the Credit Agreement dated as of August 5, 1994 among the Company as Borrower, Baird Corporation, as Guarantor, Warren Pumps Inc., as Guarantor, the Institutions from time to time party thereto as Lenders and as Issuing Banks, and Citibank, N.A., as Agent

10.38 (A)       (18)   Asset Purchase Agreement dated as of October 14,
                       1994 by and among the Company, Varo Inc., Baird
                       Corporation, Optic Electronic International, Inc.,
                       TPG Partners, L.P. and Varo Acquisition Corp.

      (B)       (18)   Amendment dated as of October 28, 1994 to the Asset
                       Purchase Agreement dated as of October 14, 1994 by and among the Company, Varo Inc., Baird Corporation,
                       Optic Electronic International, Inc., TPG Partners,
                       L.P. and Varo Acquisition Corp.

      (C) Letter dated December 20, 1994 issued to the Company by Varo Systems, Inc., (formerly Varo Acquisition Corp.), Varo Holdings Corp. and TPG Partners L.P. terminating the Asset Purchase Agreement dated as of October 14, 1994 by and among the Company, Varo Inc., Baird Corporation, Optic Electronic International Inc., TPG Partners L.P. and Varo Acquisition Corp.

10.39 (A)       (18)   Asset Purchase Agreement dated as of November 4,
                       1994 by and among the Company, Imo Industries
                       International Inc. and Mannesmann Capital
                       Corporation

      (B) Agreement, Amendment and Waiver dated January 17, 1995 by and among the Company and Mannesmann Capital Corporation

10.40 Asset and Stock Purchase Agreement dated as of January 1, 1995 by and among the Company and Thermo Jarrell Ash Corporation

20 Proxy Statement for the Company's 1995 Annual Meeting of Stockholders (incorporated by reference to the Company's Proxy Statement to be filed separately with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended)

21                     Subsidiaries of the Company

23                     Consent of Ernst & Young LLP dated March 29, 1995

27                     Financial Data Schedule as of December 31, 1994

_______________________________________________







NOTES

(1) Incorporated by reference to the Company's Form 8 Amendment No.
      2 filed with the Commission on December 9, 1986 amending the Company's Form 10 as filed with the Commission on October 15, 1986.
(2) Incorporated by reference to the Company's Form 10-K filed with the Commission for the fiscal year ended December 31, 1986.
(3) Incorporated by reference to the Company's Form S-8 as filed with the Commission on April 10, 1987.
(4) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 17, 1987.
(5) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 4, 1987.
(6) Incorporated by reference to the Company's Schedule 14D-1 as filed with the Commission on July 14, 1987.
(7) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1988.
(8) Incorporated by reference to the Imo Industries Inc. Employees Stock Savings Plan Form 11-K filed with the Commission on April 13, 1988.
(9) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 14, 1988.
(10)Incorporated by reference to the Company's Form S-1 filed with the Commission on October 23, 1989.
(11)Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1990.
(12)Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1991.
(13)Incorporated by reference to the Company's Form S-8 filed with the Commission on June 17, 1991.
(14)Incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 1992.
(15)Incorporated by reference to the Company's Form 10-K filed with the Commission on April 19, 1993.
(16)Incorporated by reference to the Company's Form 10-K/A filed with the Commission on August 6, 1993 amending the Company's Form 10-K as filed with the Commission on April 19, 1993.
(17)Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1994.
(18)Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 14, 1994.




                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Imo Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1995
                                               IMO INDUSTRIES INC.


                                       By:  /s/ DONALD K. FARRAR
                                            Donald K. Farrar
                                            Chairman, Chief Executive
                                            Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Imo Industries Inc. and in the capacities and on the dates indicated.


/s/ DONALD K. FARRAR        Chairman, Chief Executive Officer,
Donald K. Farrar            President and Director
                            (principal executive officer)    March 29, 1995


/s/ WILLIAM M. BROWN        Executive Vice President and
William M. Brown            Chief Financial Officer
                            (principal financial officer)    March 29, 1995


/s/ ROBERT A. DERR II       Vice President and
Robert A. Derr II           Corporate Controller
                            (principal accounting officer)   March 29, 1995


/s/ JAMES B. EDWARDS        Director                         March 29, 1995
James B. Edwards


/s/ J. SPENCER GOULD        Director                         March 29, 1995
J. Spencer Gould


/s/ RICHARD J. GROSH        Director                         March 29, 1995
Richard J. Grosh


/s/ CARTER P. THACHER       Director                         March 29, 1995
Carter P. Thacher


/s/ ARTHUR E. VAN LEUVEN    Director                         March 29, 1995
Arthur E. Van Leuven



Imo Industries Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands except per share amounts)

Year Ended December 31,
                                          1994        1993*<F1>   1992*<F1>

Net Sales                                 $ 463,891   $ 494,183   $ 573,183
Cost of products sold                       333,098     349,668     429,307

Gross Profit                                130,793     144,515     143,876

Selling, general and administrative
     expenses                                86,758     108,503     112,722
Research and development expenses             6,173       9,223       9,909
Unusual items                                   ---      15,701      16,740

Income from Operations                       37,862      11,088       4,505

Interest expense                             33,971      38,362      44,463
Interest income                              (1,714)       (577)       (742)
Other (income) expense--net                    (876)       (605)       (817)
Equity in (income) loss of
      unconsolidated companies                  ---         231        (983)

Income (Loss) From Continuing Operations
      Before Income Taxes, Minority Interest,
      Extraordinary Item and Cumulative
      Effect of Change in Accounting
      Principle                               6,481     (26,323)    (37,416)

Income taxes (benefit):
           Current                            2,433         ---         ---
           Deferred                             ---      13,600     (12,011)
      Total Income Taxes (Benefit)            2,433      13,600     (12,011)

Minority interest                               393         164         426
Income (Loss) From Continuing Operations
      Before Extraordinary Item and
      Cumulative Effect of Change in
      Accounting Principle                    3,655     (40,087)    (25,831)

Discontinued Operations:
      Income (Loss) from Operations (net
          of income tax expense (benefit)
          of $.8 million in 1994, $1.4
          million in 1993 and $(13.9)
          million in 1992)                    5,575     (44,370)    (29,169)
      Estimated Loss on Disposal                ---    (168,014)        ---
          Total Income (Loss) from
            Discontinued Operations           5,575    (212,384)    (29,169)

Extraordinary Item - Loss on
      Extinguishment of Debt                 (5,299)    (18,095)        ---
Cumulative effect of change in
      accounting principle (net of income
      tax benefit of $16,910)                   ---         ---     (27,590)

Net Income (Loss)                         $   3,931   $(270,566)  $ (82,590)

Earnings (loss) per share:
   Continuing operations before
      extraordinary item and cumulative
      effect of change in accounting
      principle                           $     .22   $   (2.37)  $   (1.53)
   Discontinued operations                $     .32   $  (12.58)  $   (1.73)
   Extraordinary item                     $    (.31)  $   (1.07)        ---
   Cumulative effect of change in
      accounting principle                      ---         ---   $   (1.64)
   Net income (loss)                      $     .23   $  (16.02)  $   (4.90)
Weighted average number of
   shares outstanding                    16,926,071  16,890,501  16,869,394

See accompanying notes to consolidated financial statements.
<F1> * Reclassified to conform to 1994 presentation.
                                    F-1


Imo Industries Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)
December 31,
                                                     1994       1993 *<F1>
ASSETS
Current Assets
Cash and cash equivalents                            $  26,942  $  22,356
Trade accounts and notes receivable, less
  allowance of $2,659 in 1994 and $2,951 in 1993        84,924     79,293
Inventories-net                                         86,823     89,106
Recoverable income taxes                                   ---      3,826
Deferred income taxes                                    4,328      2,680
Net assets of discontinued operations - current         68,697     73,766
Prepaid expenses and other current assets                6,593     13,685
Total Current Assets                                   278,307    284,712
Property, Plant and Equipment-on the basis of cost
Land                                                     6,018      8,787
Buildings and improvements                              46,414     58,501
Machinery and equipment                                131,269    135,576
                                                       183,701    202,864
Less allowances for depreciation and amortization      (91,297)   (90,939)
Net Property, Plant and Equipment                       92,404    111,925
Intangible Assets, Principally Goodwill                 82,435     88,250
Investments in and Advances to Unconsolidated Companies  3,653      3,337
Net Assets of Discontinued Operations - Noncurrent      76,273     67,945
Other Assets                                            41,587     40,384
Total Assets                                         $ 574,659  $ 596,553
___________________________________________________________________________
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable                                        $  12,771  $  42,759
Trade accounts payable                                  47,696     39,978
Accrued expenses and other liabilities                  53,676     73,657
Accrued costs related to discontinued operations         6,444     12,688
Income taxes payable                                     5,479        ---
Current portion of long-term debt                       17,039      8,527
Total Current Liabilities                              143,105    177,609
Long-Term Debt                                         376,998    353,752
Deferred Income Taxes                                    7,364     13,944
Accrued Postretirement Benefits - Long-Term             30,918     33,186
Accrued Pension Expense and Other Liabilities           41,997     52,034
Total Liabilities                                      600,382    630,525
Minority Interest                                        2,281      1,746
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock: $1.00 par value; authorized and
  unissued 5,000,000 shares                                ---        ---
Common stock: $1.00 par value; authorized 25,000,000
  shares; issued 18,680,428 and 18,584,058 in 1994
  and 1993, respectively                                18,680     18,584
Additional paid-in capital                              79,789     79,080
Retained earnings (deficit)                           (106,302)  (110,233)
Cumulative foreign currency translation adjustments     (1,298)    (3,361)
Minimum pension liability adjustment                      (853)    (1,768)
Treasury stock at cost - 1,672,788 shares
  in 1994 and 1993                                     (18,020)   (18,020)
Total Shareholders' Equity (Deficit)                   (28,004)   (35,718)
Total Liabilities and Shareholders' Equity (Deficit) $ 574,659  $ 596,553

See accompanying notes to consolidated financial statements.
<F1> * Reclassified to conform to 1994 presentation.

                                     F-2


Imo Industries Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

Year Ended December 31,
                                          1994       1993<F1>*   1992<F1>*

OPERATING ACTIVITIES
Net income (loss)                         $  3,931   $(270,566)  $(82,590)
Adjustments to reconcile net income
  (loss) to net cash   provided by
  continuing operations:
    Discontinued operations                 (5,575)    212,384     29,169
    Depreciation                            15,650      18,275     19,834
    Amortization                             6,343       4,900      4,412
    Provision for losses on accounts
      receivable                               745       1,667        723
    Provision (credit) for deferred
      income taxes                             ---      13,600    (12,011)
    Dividends received in excess of
      (less than) equity in  earnings
      of unconsolidated companies              ---         271       (837)
    Minority interest in net income            393         164        426
    Gain on sale of property, plant
      and equipment                            (79)       (451)      (737)
    Extraordinary item                       5,299      18,095          _
    Cumulative effect of accounting change
      (net of applicable income taxes)         ---         ---     27,590
    Unusual items                              ---      15,701     16,740
    Other changes in operating assets
      and liabilities:
        (Increase) decrease in accounts and
           notes receivable                 (6,957)      8,238     21,714
        (Increase) decrease in inventories  (1,583)      8,344     19,082
        Decrease (increase) in recoverable
           income taxes                      3,826       7,270     (4,488)
        Decrease in accounts payable and
           accrued expenses                 (3,171)       (674)    (5,342)
        Other operating assets and
           liabilities                      (5,816)     (8,779)    (9,665)
  Net cash provided by continuing
        operations                          13,006      28,439     24,020
  Net cash provided (used) by
        discontinued operations              3,772      (3,337)     2,448

Net Cash Provided by Operating Activities   16,778      25,102     26,468

INVESTING ACTIVITIES
Proceeds from asset divestiture
  program, net                              13,155      86,481          _
Purchases of property, plant and equipment  (9,206)    (10,393)   (14,957)
Acquisitions, net of cash acquired             ---         ---     (8,168)
Proceeds from sale of property, plant
  and equipment                                413         138      2,366
Net cash used by discontinued
  operations                                (3,995)     (5,674)    (5,217)
Other                                         (675)        252        773
Net Cash  Provided by (Used in)
  Investing Activities                        (308)     70,804    (25,203)

FINANCING ACTIVITIES
(Decrease) increase in notes payable       (31,346)    (29,915)    32,262
Proceeds from long-term borrowings          86,951       4,377        412
Principal payments on long-term debt       (56,759)    (55,575)   (18,422)
Proceeds from stock options exercised          415         ---         39
Payment of debt financing costs            (11,277)     (8,326)         _
Dividends paid                                 ---         ---     (8,432)
Dividends paid to minority interests           ---         (82)      (182)
Other                                           15        (236)      (285)
Net Cash (Used in) Provided by
  Financing Activities                     (12,001)    (89,757)     5,392

Effect of exchange rate changes on cash        117        (462)      (530)
Increase in Cash and Cash Equivalents        4,586       5,687      6,127
Cash and cash equivalents at
  beginning of year                         22,356      16,669     10,542
Cash and Cash Equivalents at
  End of Year                             $ 26,942   $  22,356   $ 16,669

See accompanying notes to consolidated financial statements.
<F1> * Reclassified to conform to 1994 presentation.

                                            F-3

Imo Industries Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Dollars in thousands)
                                           Cumulative
                        Addit-             Foreign     Minimum
                        ional    Retained  Currency    Pension
                Common  Paid-In  Earnings  Translation Liability  Treasury
                Stock   Capital  (Deficit) Adjustments Adjustment Stock     Total
Balance at
  January 1,
  1992 *<F1>    $18,540 $78,532  $249,247  $  6,363    $     -    $(18,020) $334,662
Net income
  (loss)              -       -   (82,590)        -          -           -   (82,590)
Cash dividends
  ($.375 per share)   -       -    (6,324)        -          -           -    (6,324)
Foreign currency
  translation
  adjustments         -       -         -    (6,384)         -           -    (6,384)
Shares issued
  under stock
  option plan        14      25         -         -          -           -        39
Balance at
  December 31,
  1992 *<F1>     18,554  78,557   160,333       (21)         -     (18,020)  239,403
Net income
  (loss)              -       -  (270,566)        -          -           -  (270,566)
Foreign currency
  translation
  adjustments         -       -         -    (3,340)         -           -    (3,340)
Minimum pension
  liability
  adjustment          -       -         -         -     (1,768)          -    (1,768)
Issuance of common
  stock warrants      -     336         -         -          -           -       336
Restricted shares
  issued under the
  equity incentive
  plan               30     187         -         -          -           -       217
Balance at
  December 31,
  1993 *<F1>     18,584  79,080  (110,233)   (3,361)    (1,768)    (18,020)  (35,718)
Net income            -       -     3,931         -          -           -     3,931
Foreign currency
  translation
  adjustments         -       -         -     2,063          -           -     2,063
Minimum pension
  liability
  adjustment          -       -         -         -         915          -       915
Shares issued
  under stock
  option plan        56     359         -         -           -          -       415
Restricted shares
  issued under the
  equity incentive
  plan               40     350         -         -           -          -       390
Balance at
  December 31,
  1994          $18,680 $79,789 $(106,302)  $(1,298)    $  (853)  $(18,020) $(28,004)

See accompanying notes to consolidated financial statements.
<F1> * Reclassified to conform to current year presentation.
                                   F-4



Imo Industries Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1  Significant Accounting Policies


Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company uses the equity method to account for investments in corporations in which it does not own a majority voting interest.

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

Financial Instruments: The Company uses forward exchange contracts to hedge certain firm foreign commitments denominated in foreign currencies. Gains or losses on forward contracts are deferred and offset against the foreign exchange gains and losses on the underlying hedged item. The forward exchange contracts are for periods of less than one year, and the amounts outstanding as well as gains or losses on such contracts are not material.

Inventories: Inventories are carried at the lower of cost or market, cost being determined principally on the basis of standards which approximate actual costs on the first-in, first-out method.

Revenue Recognition: Revenues are recorded generally when the Company's products are shipped.

Depreciation and Amortization: Depreciation and amortization of plant and equipment are computed principally by the straight-line method.

Interest Expense: Interest expense incurred during the construction of facilities and equipment is capitalized as part of the cost of those assets. Total interest paid by the Company amounted to $49.5 million in 1994, $56.7 million in 1993 and $58.4 million in 1992. Total interest capitalized was $.2 million in 1994, $.1 million in 1993 and $.9 million in 1992.

Earnings Per Share: Earnings per share are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options are excluded because their effect is not material.

Intangible Assets: Goodwill of companies acquired is being amortized on the straight-line basis over 40 years. The carrying value of goodwill is reviewed when indicators of impairment are present, by evaluating future cash flows of the associated operations to determine if impairment exists. Goodwill related to continuing operations at December 31, 1994 and 1993 was $68.7 million and $73.6 million, respectively, net of respective accumulated amortization of $14.4 million and $12.9 million. As a result of the decision to sell the Electro-Optical Systems businesses, approximately $104.6 million of associated goodwill was written off at December 31, 1993 in connection with the adjustment of the net investment to estimated net realizable value. Patents are amortized over the shorter of their legal or estimated useful lives.

Restatements:   The Consolidated Financial Statements, and the notes
thereto, have been restated to reflect the Company's Electro-Optical Systems business and Turbomachinery business segments as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Certain prior year amounts have been reclassified to conform to the current year presentation.


Note 2  Discontinued Operations

Electro-Optical Systems
In January 1994, pursuant to a plan approved by the Board of Directors, the Company announced its intention to dispose of its Electro-Optical Systems operations. On January 3, 1995, the Company completed the sale of its Baird Analytical Instruments Division to Thermo Instruments Systems Inc. for approximately $12.3 million, which was used to repay a portion of the Company's domestic senior debt (See Note 3). On February 8, 1995, the Company announced that it has a letter of intent from Litton Industries for the acquisition of the Optical Systems and Ni-Tec divisions of Varo Inc. and the Optical Systems division of Baird Corporation. These sales will complete a substantial part of the Company's planned divestiture of its Electro-Optical Systems business. The Company is continuing discussions with prospective buyers of the remaining Varo division, the Electronic Systems division, and expects to complete this sale in 1995.

Turbomachinery
On July 28, 1994, the Company announced that it had reached an agreement in principle to sell its Delaval Turbine and TurboCare divisions, which comprise substantially all of the Company's Turbomachinery business segment, and its 50% interest in Delaval-Stork, a Dutch joint venture, to Mannesmann Demag of Dusseldorf, Germany. The parties entered into a letter of intent in August 1994 and the sale was approved by the Company's Board of Directors. On January 17, 1995, the Company completed the sale of its Delaval Turbine and TurboCare divisions and its 50% interest in Delaval-Stork, to Mannesmann Demag for $124 million. Of this amount, $109 million was received at closing, with the remainder earning interest to the Company and to be received at specified future contract dates subject to adjustment as provided in the agreement. A portion of the proceeds have been used by the Company to pay off its domestic senior debt in January 1995 and in March 1995 the Company redeemed $40 million of its 12.25% Senior Subordinated Debentures with the remainder of the proceeds. The transaction, which will be reflected in the Company's first quarter of 1995, will result in an estimated gain of $40 million after tax (See Note
3).

In accordance with APB Opinion No. 30, the disposals of these business segments have been accounted for as discontinued operations and, accordingly, their operating results have been segregated and reported as Discontinued Operations in the accompanying Consolidated Statements of Income. Prior year financial statements have been reclassified to conform to the current year presentation.

Net assets and liabilities of the Discontinued Operations consist of the following:

December 31 (Dollars in thousands)            1994           1993
     Current Assets:
          Receivables                     $ 57,778       $ 48,122
          Inventories                       60,280         80,241
          Other current assets               2,031          2,068
                                           120,089        130,431

     Current Liabilities:
          Trade accounts payable            21,049         23,637
          Other current liabilities         30,343         33,028
                                            51,392         56,665

     Net Current Assets                   $ 68,697       $ 73,766

     Long-term Assets:
          Property                        $ 67,522       $ 72,778
          Intangible assets                  3,988          4,873
          Other long-term assets             9,308          5,195
                                            80,818         82,846

     Long-term Liabilities                   4,545         14,901

     Net Long-term Assets                 $ 76,273       $ 67,945

     Net Assets                           $144,970       $141,711


Net assets related to the Electro-Optical Systems business are $85 million as of December 31, 1994 and 1993, and net assets related to the Turbomachinery business are $60 million and $56.7 million as of December 31, 1994 and 1993, respectively.

A condensed summary of operations for the Discontinued Operations is as follows:

Year Ended December 31
(Dollars in thousands)                    1994         1993         1992

    Net Sales                         $341,550     $319,074     $355,074

    Income (loss) from operations
         before income taxes and
         minority interest               6,375      (42,587)     (43,250)

    Income taxes (benefit)                 800        1,400      (13,875)
    Minority interest                      ---          383         (206)

    Income (loss) from operations       $5,575     $(44,370)    $(29,169)

The income (loss) from operations of the Discontinued Operations for 1994, 1993 and 1992 includes allocated interest expense. Interest expense of $17.4 million, $18.0 million, and $13.4 million, respectively, was allocated based on the ratio of the estimated net assets to be sold in relation to the sum of the Company's shareholders' equity and the aggregate of outstanding debt at each year end.

Electro-Optical Business
The Electro-Optical loss from operations was $45.3 million and $32.7 million for 1993 and 1992, respectively. In 1994, losses from the Electro-Optical Systems operations resulted in a net charge of $6.2 million to the Accrued Expenses of Discontinued Operations reserve established as of December 31, 1993. Included in the 1993 loss are unusual charges of $23.3 million. These charges are principally provisions for revised estimates-to-complete on current contracts of $13.9 million, other costs of $5.6 million related to the write-down of assets to net realizable value, $1.9 million of estimated costs associated with settlements of pending litigation and other costs of $1.9 million. Included in the 1992 loss are unusual charges of $27.9 million. These charges include provisions for the estimated costs associated with operational disruptions and restructuring, including revised estimates-to-complete on current contracts, of $22 million, costs associated with pending litigation and certain warranty and claim settlements of $4 million, and other costs of $1.9 million related to the write-down of assets, principally inventories, to net realizable value.

The Company also recorded charges of $155.3 million at December 31, 1993, which includes a $104.6 million goodwill write-off (See Note 1) to reduce the carrying amount of the Electro-Optical discontinued operation to estimated realizable value. As of December 31, 1994, the Company has an accrual for anticipated operating losses of $6.4 million (including $4.2 million of allocated interest) through the date of sale, which is expected to occur during the second quarter of 1995.

Turbomachinery Business
The Turbomachinery business income from operations was $5.6 million, $1.0 million and $3.6 million for 1994, 1993 and 1992, respectively. Included in the 1993 income are unusual charges of $2.0 million consisting of restructuring costs. Included in the 1992 income are unusual charges of $7.3 million of which $3.0 million is estimated costs associated with pending litigation and $4.0 million related to estimated warranty and performance claims.

See Note 15 for discussion of contingencies related to the Electro-Optical Systems and Turbomachinery businesses.


Note 3  Subsequent Events

On January 3, 1995, the Company completed the sale of the Baird Analytical Instruments division of its Electro-Optical Systems business to Thermo Instrument Systems Inc., a subsidiary of Thermo Electron Corporation, for $12.3 million in cash, which was used to reduce its domestic senior debt.
A loss was previously recognized in connection with the net realizable value adjustment on the entire Electro-Optical Systems business recorded in 1993.

On January 17, 1995, the Company completed the sale of its Delaval Turbine and TurboCare divisions, which comprise substantially all of the Company's Turbomachinery business segment, and its 50% interest in Delaval-Stork, a Dutch joint venture, to Mannesmann Capital Corporation, a subsidiary of Mannesmann Demag of Dusseldorf, Germany, for $124 million in cash. At closing, the Company received $109 million, with the balance earning interest until it is received at specified future contract dates subject to adjustment as provided in the agreement. A portion of these proceeds were used to complete the repayment of the Company's domestic senior debt in January 1995. In March 1995, $40 million of the 12.25% Senior Subordinated Debentures were redeemed with the remainder of these proceeds. This transaction, which will be reflected in the Company's financial statements in the first quarter of 1995, will result in an estimated after-tax gain of $40 million.

Deferred debt expense of $4.2 million, associated with the portions of the domestic senior debt and senior subordinated debentures extinguished in connection with the above transactions, was written off as an extraordinary charge in the first quarter of 1995.

Both the Electro-Optical Systems and Turbomachinery business segments have been accounted for as discontinued operations, and an interest allocation has been included in the income (loss) from operations of the discontinued operations in each of the three years in the period ended December 31, 1994 (See Note 2).

Presented below is an unaudited condensed balance sheet which sets forth historical information as adjusted to give effect to the sales of the Company's Baird Analytical Instruments division and its Turbomachinery business including its 50% interest in Delaval-Stork, and the related debt repayments. The adjustments assume that the transactions occurred on the balance sheet date.

December 31, 1994
(Dollars in thousands)                Reported    Adjustments    Adjusted
                                                  (Unaudited)  (Unaudited)

Cash and cash equivalents             $ 26,942     $     ---     $ 26,942
Other current assets                   182,668         5,000      187,668
Noncurrent assets                      220,079         5,800      225,879
Net assets of discontinued operations  144,970       (72,870)      72,100
Total Assets                          $574,659     $ (62,070)    $512,589

Notes payable and current portion of
  long-term debt                      $ 29,810     $ (13,333)    $ 16,477
Other liabilities                      195,855        23,797      219,652
Long-term debt                         376,998      (108,334)     268,664
Shareholders' equity (deficit)         (28,004)       35,800        7,796
Total Liabilities and
  Shareholders' Equity (Deficit)      $574,659     $ (62,070)    $512,589


Note 4  Restructuring Plan

Asset Divestiture Program
As of December 31, 1994, the Company had substantially completed the restructuring plan announced on October 29, 1992, pursuant to which it divested six of its operating units in 1993, two of its operating units and a portion of its underutilized real estate holdings in 1994. The divestitures included units of its aerospace businesses, units of its instruments and transducer businesses, certain other non-strategic businesses and underutilized real estate holdings. As discussed above, in January 1994, the Company announced its intention to dispose of its Electro-Optical Systems business, and on January 17, 1995 completed the sale of its Delaval Turbine and TurboCare divisions, which comprise substantially all of its Turbomachinery business segment, and its 50% interest in Delaval-Stork, a Dutch joint venture. Both of these businesses are being accounted for as discontinued operations (See Note 2).

During 1994, the Company sold its CEC Instruments and Turboflex Ltd. operations, its Corporate headquarters building and other previously identified assets for aggregate proceeds of $13.2 million. The proceeds were used to repay a portion of the Company's domestic senior debt.

As of December 31, 1993, the Company had sold its Heim Bearings, Aerospace and Barksdale Controls operations for proceeds of approximately $91 million, and thus had completed a significant portion of the asset divestiture program. These proceeds, net of related expenses, were used to repay senior debt in the amount of $81.9 million in 1993 in accordance with the terms of the 1993 restructured credit facilities.

Excluding the Electro-Optical Systems operations, the remaining assets to be sold in this program consist of one non-strategic business and the remainder of its underutilized real estate holdings. The Company targets completion of the divestitures over the next 9 to 12 months.

The operating units sold and the remaining assets to be sold as part of the asset divestiture program, except for the Electro-Optical Systems and Turbomachinery businesses, have been grouped as a separate segment entitled Other for segment reporting purposes. See Note 11 for segment operating results for the years ending December 31, 1994, 1993 and 1992. These units in total produced a loss before income taxes of $2 million in 1994 and essentially break-even results before unusual items and income taxes for the years 1993 and 1992. These results are net of $2.2 million , $5.9 million and $8.3 million of interest expense which has been allocated based on net assets for the years 1994, 1993 and 1992, respectively.

Restructuring Program
In January 1994, the Company announced plans to reduce the Company's cost structure and to improve productivity on a worldwide basis. In the fourth quarter of 1993, the Company recorded a charge in continuing operations of $6.6 million relating to this program. The actions taken in 1994, under this restructuring plan, were to implement cost-cutting measures at its core operations to reduce its expense structure and to eliminate duplicative functions. The company has consolidated certain operations in the European controls and automotive components divisions and has revised operating processes and reduced employment levels at the pumps and other operations. The number of employees in core operations declined by approximately 210, or 6% between mid-1993 and mid-1994. This program was substantially complete as of December 31, 1994, with the remainder expected to be completed by the end of the first quarter of 1995.

In the fourth quarter of 1993, the Company recorded a charge of $6.6 million ($.39 per share) relating to this program, which amount was classified as an unusual charge in loss from continuing operations (See
Note 7). The restructuring charge was principally comprised of severance costs and impacts both the Company's industry segments and the Corporate office (See Note 11). Accrued restructuring costs included in accrued expenses and other liabilities are $1.3 million and $6.4 million at December 31, 1994 and 1993, respectively.


Note 5 Inventories

Inventories are summarized as follows:

December 31 (Dollars in thousands)              1994        1993

Finished products                           $ 35,649    $ 38,476
Work in process                               31,990      28,669
Materials and supplies                        32,952      36,037
                                             100,591     103,182
Less customers' progress payments              1,635       2,255
Less valuation allowance                      12,133      11,821

                                            $ 86,823    $ 89,106

Note 6  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31 (Dollars in thousands)              1994        1993

Accrued contract completion costs           $    556    $    886
Accrued product warranty costs                 5,037       4,050
Accrued litigation and claim costs             4,493      14,312
Payroll and related items                     12,773      13,872
Accrued interest payable                      10,573      11,590
Accrued restructuring costs                    1,321       6,389
Accrued divestiture costs                      8,582       4,178
Other                                         10,341      18,380

                                            $ 53,676    $ 73,657



Note 7  Unusual Items


During the twelve months ended December 31, 1993, the Company recognized unusual charges of $15.7 million ($.93 per share) in loss from continuing operations. During the fourth quarter of 1993, the Company recognized charges of $21.7 million that include provisions of $6.6 million related to the restructuring and consolidation of certain of the Company's operating units (See Note 4), $10.1 million expected net loss overall related to the Company's asset divestiture program (See Note 4) and $5.0 million in debt related financing fees associated with obtaining consents from holders of its 12.25% senior subordinated debentures to amend the indenture governing these debentures and obtain waivers from its senior lenders for non-compliance with certain financial covenants as of December 31, 1993, as a result of the fourth quarter net loss. These charges are net of unusual income of $6.0 million recorded in the third quarter of 1993 as a result of a change in estimate related to legal costs associated with pending litigation.

The twelve months ended December 31, 1992 include unusual charges of $16.7 million in loss from continuing operations. These charges are principally provisions for the estimated costs associated with pending litigation and certain warranty and claim settlements.


Note 8  Income Taxes

The components of income tax expense (benefit) from continuing operations are:

Year Ended December 31
(Dollars in thousands)                      1994        1993       1992

Current:
     Federal                          $      ---   $     ---   $    ---
     Foreign                               1,973         ---        ---
     State                                   460         ---        ---
                                           2,433         ---        ---
Deferred:
     Federal                                 ---      13,000     (7,498)
     Foreign and State                       ---         600     (4,513)
                                             ---      13,600    (12,011)

                                      $    2,433    $ 13,600   $(12,011)

Income tax expense (benefit) from discontinued operations, in thousands, is as follows: 1994 - $800; 1993 - $1,400; and 1992 - $(13,875).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows:

December 31
(Dollars in thousands)                  1994                1993
                                  Current  Long-term  Current  Long-term
Deferred tax assets:
     Postretirement benefit
        obligation               $    765  $  11,593  $   765   $ 14,340
     Expenses not currently
        deductible                 19,174     25,879   21,308     32,436
     Net operating loss carryover     ---     24,673      ---     17,150
     Tax credit carryover             ---      8,653      ---      1,755
Total deferred tax assets          19,939     70,798   22,073     65,681
Valuation allowance for
   deferred tax assets            (15,140)   (53,770) (15,061)   (45,154)

Net deferred tax assets             4,799     17,028    7,012     20,527

Deferred tax liabilities:
     Tax over book depreciation       ---     14,908      ---     17,708
     Difference between
       book and tax basis of
       property                       ---      3,930      ---      8,455
     Difference between book
        and tax basis of income
        recognition                   471      1,230    4,332      4,332
     Other                            ---      4,324      ---      3,976

Total deferred tax liabilities        471     24,392    4,332     34,471

Net deferred tax assets
  (liabilities)                  $  4,328  $  (7,364) $ 2,680   $(13,944)

At December 31, 1994, unremitted earnings of foreign subsidiaries were approximately $23.3 million. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. The amount of foreign withholding taxes that would be payable upon remittance of those earnings is approximately $1.1 million.

The components of income (loss) from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of change in accounting principle are:

Year Ended December 31
(Dollars in thousands)                     1994         1993          1992

United States                           $(2,322)    $(22,656)     $(39,685)
Foreign                                   8,803       (3,667)        2,269

                                        $ 6,481     $(26,323)     $(37,416)

U.S. income tax expense (benefit) at the statutory tax rate is reconciled below to the overall U.S. and foreign income tax expense (benefit).

 Year Ended December 31
(Dollars in thousands)                     1994         1993          1992
Tax at U.S. federal income tax rate     $ 2,268     $ (9,213)     $(12,721)
State taxes, net of federal income
  tax effect                                299          396        (1,092)
Impact of foreign tax rates and
  credits                                (1,108)         ---           141
Impact of foreign sales corporation
  exempt income                             ---          ---          (702)
Net  U.S. tax on distributions of
  current foreign earnings                  935          ---           175
Goodwill amortization                       656          694         1,554
Other/valuation reserve                    (617)      21,723           634

Income tax expense (benefit)            $ 2,433     $ 13,600      $(12,011)

Net income taxes paid during 1994 and 1992 were $.2 million and $3.7 million, respectively, and net income tax refunds received during 1993 were $7 million.

The Company has net operating loss carryforwards of approximately $70 million expiring through 2009, foreign tax credit carryforwards of approximately $16 million expiring through 1999, which, for financial reporting purposes, are reflected as deductible foreign taxes, and minimum tax credits of approximately $2.1 million which may be carried forward indefinitely. These carryforwards are available to offset future taxable income and have been reserved in accordance with FASB Statement No. 109.

Note 9 Notes Payable and Long-Term Debt

Effective August 5, 1994, the Company obtained credit facilities for borrowings up to $150 million from a group of lenders (the "New Credit Agreement"), secured by the assets of the Company's domestic operations and all or a portion of the stock of certain of the Company's subsidiaries. The New Credit Agreement provided for a $65 million revolving credit facility through July 31, 1997, a $40 million term loan amortizing to July 1997, and a $45 million bridge loan maturing January 1996. Both the revolving credit facility and the term loan are extendible to July 1999 under certain conditions. Proceeds from the New Credit Agreement were used to repay the Company's working capital loans under the former domestic senior credit facilities, its $30 million 12.75% Senior Note and its $12.4 million Make-Whole Notes.

At December 31, 1994, the Company had $36.7 million and $45 million in term and bridge loans, respectively, outstanding under the New Credit Agreement, both of which were repaid with proceeds received in January 1995 from the sales of the Baird Analytical Instruments division and the Turbomachinery business (See Note 3). As of December 31, 1994, there were no borrowings under the $65 million revolving credit facility; however $35.1 million in standby letters of credit were outstanding. Letter of credit exposure was reduced to $20.5 million after the Turbomachinery business sale in January 1995. At the same time, and in keeping with the terms of the New Credit Agreement, the $65 million revolving credit facility was reduced to $50 million. The Company currently has approximately $30.7 million in foreign short-term credit facilities with approximately $12.8 million outstanding as of December 31, 1994. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value. The weighted average interest rate on short-term notes payable was 8.8% and 8.2% at December 31, 1994 and 1993, respectively.

Long-term debt of continuing operations consists of the following:

December 31 (Dollars in thousands)                        1994        1993

Promissory note with interest at 12.75%,
   due  March 31, 1995                                $    ---    $ 30,000
Promissory note with interest at 10.35%,
   $5 million due annually from
   1994 to 2003                                            ---       4,379
Make-Whole Notes with interest at 2%
  over the prime rate, due December 31, 1996               ---      11,519
Bridge Loan due January 31, 1996 (1)                    45,000         ---
Term Loan, $3.3 million due quarterly
  October 31, 1994 to July 31, 1997 (2)                 36,667         ---
Senior subordinated debentures with
   interest at 12.25%, due August 15, 1997             150,000     150,000
Senior subordinated debentures with
   interest at 12%, due November 1,
   1999 to 2001                                        150,000     150,000
Other                                                   12,370      16,381
                                                       394,037     362,279
Less current portion                                    17,039       8,527

                                                      $376,998    $353,752

(1) This loan bears interest at a rate equal to the sum of the "Eurodollar Rate" calculated in accordance with the New Credit Agreement plus 4.5% for the first six months after the closing date of the New Credit Agreement, and increasing by 0.25% every three months thereafter.

(2) This loan bears interest at the rate of 2.75% in excess of the "Eurodollar Rate" calculated in accordance with the New Credit Agreement.
___________________________________________________________________

The aggregate annual maturities of long-term debt from continuing operations, in thousands, for the four years subsequent to 1995 are: 1996 - $60,525; 1997 - $161,381; 1998 - $2,059; and 1999 - $37,533.

Total debt of the discontinued operations, in thousands, amounted to $1,654 and $3,277 as of December 31, 1994 and 1993, respectively. Of these amounts, approximately $1,605 and $1,807 represent the long-term portion.

The 12.25% senior subordinated debentures are redeemable in whole or in part, at the option of the Company at any time, at 100% of their principal amount, plus accrued interest. Interest is payable semi-annually on February 15 and August 15. The fair value of these instruments at December 31, 1994, based on market bid prices, was $151.1 million. In March 1995, $40 million of the 12.25% senior subordinated debentures were redeemed from the proceeds received from the sale of the Turbomachinery business in January 1995 (See Note 3).

The 12% senior subordinated debentures are currently redeemable in whole or in part, at the option of the Company, at 105% of their principal amount, plus accrued interest. The redemption price declines to 102.5% on November 1, 1995 and to 100% on or after November 1, 1996. Interest is payable semi-annually on May 1 and November 1. The fair value of these instruments at December 31, 1994, based on market bid prices, was $151.9 million.

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

Bank, advisory and legal fees associated with the 1994 refinancing of the New Credit Agreement amounted to approximately $5.6 million payable in 1994. In addition, a $5.3 million ($.31 per share) charge related to the extinguishment of senior debt under the former domestic senior credit facilities was recorded as an extraordinary charge in 1994. The $5.3 million charge is comprised of a $3.7 million premium paid in 1994 on the prepayment of its $30 million 12.75% senior promissory note and the write-off of approximately $1.6 million of previously deferred loan costs.

Bank, advisory and legal fees associated with the 1993 restructuring of the Company's domestic senior credit facilities amounted to approximately $8.0 million payable in 1993. In addition, 200,000 warrants for the Company's common stock, valued at approximately $.4 million, were issued to one senior lender and, as part of the $125 million repayment plan, the Company has recognized a charge in 1993 of approximately $12 million on the prepayment of its senior notes which was partially financed with Make-Whole Notes from one of its senior lenders and the write-off of approximately $2 million of previously deferred loan costs. Approximately $18.1 million ($1.07 per share) of the above amounts relate to the extinguishment of senior debt and were recorded as an extraordinary item in 1993.

Deferred debt expense of $4.2 million, associated with the portions of the domestic senior debt and the 12.25% senior subordinated debentures repaid in the first quarter of 1995 as discussed in the preceding paragraphs, was written off as an extraordinary charge in the first quarter of 1995 (See
Note 3).

Note 10  Shareholders' Equity

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

On August 17, 1993, the Board of Directors approved the repricing of certain outstanding non-qualified stock options granted on previous dates under the Plan. This resulted in the replacement of 468,000 non-qualified stock options at various exercise prices ranging from $10.375 to $20.375, by 272,865 non-qualified stock options at an exercise price of $7.375, the fair market value at the date of the replacement grant, subject to the market price of the Company's stock exceeding $10 per share for a period of 30 days. During 1994, the aforementioned criteria was met. Vested dates are based on the original grant dates of the replaced options.

On June 20, 1994, certain additional outstanding non-qualified stock options, granted on previous dates under the Plan, were repriced pursuant to the August 17, 1993 Board of Directors approval. This resulted in the replacement of 15,000 non-qualified stock options at various exercise prices ranging from $11.625 to $20.375, by 9,970 non-qualified stock options at an exercise price of $10.25, the fair market value at the date of the replacement grant. Vested dates are based on the original grant dates of the replaced options.

The plan permits awards of restricted stock to key employees subject to a restricted period and a purchase price, if any, to be paid by the employee as determined by the Committee of the Equity Incentive Plan. Grants of 40,000 shares and 30,000 shares of restricted stock were made in 1994 and 1993, respectively, all of which were outstanding as of December 31, 1994. Vesting of such awards is subject to a defined vesting period and to the Company's stock achieving certain performance levels during such period.

Stock option activity under the plan was as follows:

Year Ended December 31
(Shares in thousands)                     1994      1993      1992

Options:
     Granted                               450       498       197
     Exercised                             (56)      ---       (14)
     Canceled                             (159)     (150)     (225)
     Repricing
       Canceled                            (15)     (468)      ---
       Issued                               10       273       ---
Outstanding at end of year               1,537     1,307     1,154
Exercisable at end of year                 654       652       767
Available for grant at end of year          55       341       524

Option price range per share:
    Granted                            $  9.75    $7.375    $11.125
                                      -$ 10.25             -$12.00
    Exercised                          $  7.00       ---    $10.375
                                      -$  7.375

During 1988, the Company adopted the Equity Incentive Plan for Outside Directors. The plan provides for the granting of non-qualified stock options of up to 600,000 shares of the Company's common stock to directors of the Company who are not employees of the Company or any of its affiliates. Pursuant to this plan, options can be granted at no less than 100 percent of the fair market value of the stock on a date five business days after the option is granted and no option granted may be exercised during the first year after its grant. After this waiting period, 25 percent of each option, on a cumulative basis, can be exercised in each of the following four years. In February 1988, 320,000 stock options were granted at $16.19 per share, all of which were exercisable as of December
31, 1994.   In December 1990, 40,000 stock options were granted at $10.375 per share, all of which were exercisable as of December 31, 1994.

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

Employees Stock Savings Plan
Up to 600,000 shares of the Company's common stock are reserved for issuance under the Company's Employees Stock Savings Plan. (See Note 12)

Common Stock Warrants
In July 1993, the Company issued warrants to purchase 200,000 shares of its common stock at $9.02 per share (subject to adjustment in certain events), to one of its senior lenders in connection with the restructuring of its senior credit facilities. The warrants are exercisable on or before December 31, 1998.

Note 11  Operations by Industry Segment and Geographic Area

The Company classifies its continuing operations into two core business segments: Morse Controls and Pumps, Power Transmission & Instrumentation. Detailed information regarding products by segment is contained in the section entitled "Business" included in Part I, Item 1 of this Form 10-K Report. A third business segment entitled Other is included in continuing operations for financial reporting purposes, and includes operations previously sold and operations to be sold as part of the Company's asset divestiture program. Certain 1993 and 1992 amounts have been restated to conform to the 1994 presentation reflecting the Turbomachinery business segment as a discontinued operation. Information about the business of the Company by business segment, foreign operations and geographic area is presented below:

Year Ended December 31
(Dollars in thousands)                        1994      1993      1992

Net Sales
     Morse Controls                       $196,955   $163,876   $192,733
     Pumps, Power Transmission
       & Instrumentation                   255,962    249,896    265,336
     Other                                  10,974     80,411    115,114
Total net sales                           $463,891   $494,183   $573,183

Segment operating income
     Morse Controls                       $ 14,677   $  3,090   $  6,031
     Pumps, Power Transmission
       & Instrumentation                    29,143     20,646     18,263
     Other                                      38      1,117     (8,739)
Total segment operating income              43,858     24,853     15,555
Equity in income (loss) of
  unconsolidated companies                     ---       (231)       983
Unallocated corporate expenses              (5,120)   (13,160)   (10,233)
Net interest expense                       (32,257)   (37,785)   (43,721)
Income (loss) from continuing
  operations before income taxes,
  minority interest, extraordinary
  item and cumulative effect of
  change in accounting principle          $  6,481   $(26,323)  $(37,416)

A reconciliation of segment operating income to income from operations follows:

Year Ended December 31
(Dollars in thousands)                        1994       1993       1992

Segment operating income                  $ 43,858   $ 24,853   $ 15,555
     Unallocated corporate expenses         (5,120)   (13,160)   (10,233)
     Other income                             (876)      (605)      (817)
Income from operations                    $ 37,862   $ 11,088   $  4,505

Segment operating income for the year ended December 31, 1993, includes $9.5 million of unusual charges, of which $3.7 million, $1.7 million, and $4.1 million relates to the Morse Controls, Pumps, Power Transmission & Instrumentation, and Other segments, respectively. Unallocated corporate expenses include unusual charges of $6.2 million for the year ended December 31, 1993.

Segment operating income for the year ended December 31, 1992, includes unusual charges of $16.7 million, of which $.3 million, $.4 million, and $16.0 million relates to the Morse Controls, Pumps, Power Transmission & Instrumentation, and Other segments, respectively.

The Morse Controls segment had sales to one commercial customer (Fiat S.p.A. and its subsidiaries) that accounted for 21%, 15% and 18% of consolidated sales in 1994, 1993 and 1992, respectively. No other customer accounted for 10% or more of any segment's sales in 1994, 1993 or 1992.

Year Ended December
(Dollars in thousands)                        1994       1993       1992

Identifiable assets
     Morse Controls                       $165,148   $155,745   $167,717
     Pumps, Power Transmission
       & Instrumentation                   196,318    196,748    194,408
     Other                                  24,074     46,434    130,599
     Corporate                              44,149     55,915     91,118
     Discontinued Operations:
          Electro-Optical                   85,000     85,000    266,092
          Turbomachinery                    59,970     56,711     61,894
Total identifiable assets                 $574,659   $596,553   $911,828

Depreciation and amortization
     Morse Controls                       $  7,374   $  6,775   $  7,737
     Pumps, Power Transmission
       & Instrumentation                     9,820      9,449      9,388
     Other                                     826      3,435      4,622
     Corporate                               3,973      3,516      2,499
Total depreciation and amortization       $ 21,993   $ 23,175   $ 24,246

Capital expenditures
     Morse Controls                       $  4,042   $  4,907   $  5,638
     Pumps, Power Transmission
       & Instrumentation                     4,586      4,065      5,055
     Other                                      68      1,069        982
     Corporate                                 510        352      3,282
Total capital expenditures                $  9,206   $ 10,393   $ 14,957

The continuing operations of the Company on a geographic basis are as follows:

Year Ended December 31
(Dollars in thousands)                        1994       1993       1992

Net sales
     United States                        $246,601   $307,918   $344,808
     Foreign (principally Europe)          217,290    186,265    228,375
Total net sales                           $463,891   $494,183   $573,183

Segment operating income
     United States                        $ 31,679   $ 26,046   $  8,451
     Foreign                                12,179     (1,193)     7,104
Total segment operating income            $ 43,858   $ 24,853   $ 15,555

Identifiable assets
  Continuing Operations:
     United States                        $254,261   $283,614   $408,297
     Foreign                               175,428    171,228    175,545
  Discontinued Operations:
     United States                         141,053    135,585    322,827
     Foreign                                 3,917      6,126      5,159
Total identifiable assets                 $574,659   $596,553   $911,828

Export sales
     Asia                                 $  2,763   $  4,362   $  5,547
     Latin America                           2,368      1,699      4,202
     Canada                                  3,748      3,132      7,280
     Mexico                                    861        701        530
     Europe                                  2,857      2,750      5,505
     Other                                   3,293      2,596      3,474
Total export sales                        $ 15,890   $ 15,240   $ 26,538

Note 12  Pension Plans

The Company and its subsidiaries have various pension plans covering substantially all of their employees. Benefits are based on either years of service or years of service and average compensation during the years immediately preceding retirement. Pension expense was $7.9 million in 1994, $8.4 million in 1993 and $8.7 million in 1992, and includes amortization of prior service cost and transition amounts for periods of 6 to 13 years. In 1993 the Company's divestiture program resulted in a decrease in U.S. pension plan participants. The total curtailment and settlement gain, in 1993, of $1.2 million was applied to the reserve for divestitures (See Note 4). The Company included a $1.9 million curtailment loss in its estimated loss on disposal related to the discontinued operation in 1993. It is the general policy of the Company to fund its pension plans in conformity with requirements of applicable laws and regulations. Pension expense (including $5.7 million, $4.5 million and $3.9 million charged to discontinued operations in 1994, 1993 and 1992, respectively) is comprised of the following:

Year Ended December 31
(Dollars in thousands)                        1994       1993      1992

Service cost                              $  7,237   $  7,678   $ 7,526
Interest cost on projected
   benefit obligation                       14,158     13,802    14,271
Actual return on plan assets                  (449)   (22,646)  (10,620)
Net amortization and deferral              (12,963)     9,567    (2,452)
Net pension expense                       $  7,983   $  8,401   $ 8,725

Assumptions used in the accounting for the Company-sponsored defined benefit plans:

Year Ended December 31                        1994       1993      1992

Weighted average discount rate                 8.5%       7.5%      8.0%
Rate of increase in compensation levels        5.3%       5.3%      5.3%
Expected long-term rate of return on assets    9.0%       9.0%      9.0%

The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension plans:

Year Ended December 31
(Dollars in thousands)                1994                  1993
                               Assets   Accumulated   Assets   Accumulated
                               Exceed     Benefits    Exceed     Benefits
                             Accumulated   Exceed   Accumulated   Exceed
                               Benefits    Assets     Benefits    Assets
Actuarial present value of
benefit obligations:
   Vested benefit obligation   $101,869   $ 60,492   $102,819   $ 62,394
   Accumulated benefit
     obligation                $105,020   $ 61,253   $107,089   $ 63,428
Projected benefit obligation   $119,886   $ 62,661   $128,485   $ 64,432
Plan assets at fair value       127,850     47,542    135,616     49,326
Plan assets in excess of (less
     than) projected benefit
     obligation                   7,964    (15,119)     7,131    (15,106)
Unrecognized net (gain)
     or loss                     (5,897)      (175)    (1,300)     1,752
Prior service cost not yet
     recognized in net periodic
     pension cost                 4,066      3,348      4,779      3,524
Unrecognized net (asset)
     obligation at transition     3,407        821      4,198      1,251
Adjustment required to recognize
     minimum liability                _     (4,165)         _     (6,507)
Pension asset (liability)
     recognized in the
     balance sheet             $  9,540  $ (15,290)  $ 14,808   $(15,086)

Plan assets at December 31, 1994, are invested in fixed dollar guaranteed investment contracts, United States Government obligations, fixed income investments, guaranteed annuity contracts and equity securities whose values are subject to fluctuations of the securities market.

The Company maintains a defined contribution (Employees Stock Savings) plan covering substantially all domestic, non-union employees. Eligible employees may generally contribute from 1% to 12% of their compensation on a pretax basis. The Company's historical matching percentage is 50% of the first 6% of each participant's pretax contribution. The employer matching contributions have been temporarily suspended since July 1992. The Company's expense was $1.8 million for 1992.

Note 13  Postretirement Benefits

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

In December 1990, the FASB issued Statement No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual method of accounting for postretirement benefits. The accumulated benefit obligation at transition of $44.5 million was recognized as a cumulative effect of a change in accounting principle net of $16.9 million of income taxes calculated in accordance with the FASB's Statement No. 109, "Accounting for Income Taxes" (See Note 8), and retroactively applied as of January 1, 1992. In prior years, the cost for life insurance benefits was recognized as premiums were paid and the cost of retiree health care was recognized when claims were paid.

In March 1994, the Company amended its policy regarding retiree medical and life insurance. This amendment, which affects some current retirees and all future retirees, phases out the Company subsidy for retiree medical and life insurance over a three year period ending January 1, 1997. The Company expects to amortize associated reserves to income over the phase-out period at approximately $4 million per year. The Company does not anticipate a significant increase or decrease in cash requirements related to this change in policy during the phase-out period. The Company also increased the discount rate in 1994 to 8.5% from 7.5% in 1993 in line with the change in the overall economic environment. This change has an insignificant effect on the net periodic postretirement benefit cost.

The following tables set forth the plans' combined status reconciled with the amounts included in the consolidated balance sheet:

December 31
(Dollars in thousands)                                 1994
                                                       Life
                                           Medical   Insurance
                                            Plans      Plans       Total

Accumulated postretirement
   benefit obligation:
     Retirees                             $ 16,709   $  4,826   $ 21,535
     Fully eligible active
        plan participants                    1,365        262      1,873
     Other active plan participants          1,326         68      1,148
                                            19,400      5,156     24,556
Plan assets                                    ---        ---        ---
Unrecognized prior service cost              7,840      7,376     15,216
Unrecognized net loss                       (2,423)    (2,043)    (4,466)
Postretirement benefit liability
  recognized in the balance sheet         $ 24,817   $ 10,489   $ 35,306

December 31
(Dollars in thousands)                                 1993
                                                       Life
                                           Medical   Insurance
                                            Plans      Plans       Total

Accumulated postretirement
   benefit obligation:
     Retirees                             $ 28,134   $  8,035   $ 36,169

     Fully eligible active
        plan participants                    6,130      1,200      7,330
     Other active plan participants          3,750        520      4,270
                                            38,014      9,755     47,769
Plan assets                                    ---        ---        ---
Unrecognized prior service cost                ---        ---        ---
Unrecognized net loss                       (3,693)      (920)    (4,613)
Postretirement benefit liability
  recognized in the balance sheet         $ 34,321   $  8,835   $ 43,156

The 1994 accrued postretirement benefits amount is classified as follows; $2.2 million current liabilities, $30.9 million long-term liabilities, and $2.2 million in net assets of discontinued operations - noncurrent. For 1993, these amounts are $2.2 million, $33.2 million and $7.8 million, respectively.

As a result of the divestitures in 1994 and 1993, the Company recognized a $0.3 million gain and a $2.2 million gain, respectively, related to the curtailment of its postretirement benefit plans. These curtailment gains were applied to the reserve for divestitures (See Note 4).

As a result of the Company's decision to sell its Electro-Optical Systems operations a curtailment gain of $1.3 million was recognized in 1993. This curtailment gain is a component of the estimated loss on disposal of discontinued operations (See Note 2).

Net periodic postretirement benefit cost (including $2.3 million credited in 1994 and $1.0 million charged in 1993 to discontinued operations) included the following components:

Year Ended December 31
(Dollars in thousands)                                 1994
                                                       Life
                                           Medical   Insurance
                                            Plans      Plans      Total
Service cost                              $    100   $      7  $    107
Interest cost                                1,547        289     1,836
Amortization of prior service cost          (5,955)    (1,967)   (7,922)
Amortization of loss                           543        103       646
Net periodic postretirement
     benefit cost                         $ (3,765)  $ (1,568) $ (5,333)

Year Ended December 31
(Dollars in thousands)                                 1993
                                                       Life
                                           Medical   Insurance
                                            Plans      Plans      Total
Service cost                              $    372   $     63  $    435
Interest cost                                2,999        750     3,749
Amortization of prior service cost                                  ---
Amortization of loss                                                ---
Net periodic postretirement
     benefit cost                         $  3,371   $    813  $  4,184

Actual negotiated health care premiums were used in calculating 1994 and 1993 health care costs. It is expected that the annual increase in medical costs will be 13.5% from 1994 to 1995, grading down in future years by .5% per year until it reaches a future general medical inflation level of 6%. Inflation has been capped at 200% for active non-union employees. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $1.7 million at beginning of year 1994 and the net periodic cost by $.1 million for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5% and 7.5% in 1994 and 1993, respectively.

Note 14  Leases

The Company leases certain manufacturing and office facilities, equipment, and automobiles under long-term leases. Future minimum rental payments required under operating leases of continuing operations that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 1994, are:

(Dollars in thousands)
1995                                      $  5,100
1996                                         4,567
1997                                         3,433
1998                                         3,081
1999                                         1,505
Thereafter                                   3,503

Total minimum lease payments              $ 21,189

Total rental expense under operating leases charged against continuing operations was $8.9 million in 1994, $9.3 million in 1993 and $10.9 million in 1992.

Note 15  Contingencies

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

In late June 1992, the Company filed an action in the United States District Court for the Northern District of California against one of its insurers in an attempt to collect amounts for defense costs paid to counsel retained by the Company in defense of the LILCO litigation. The insurer has refused to reimburse the Company for approximately $8.5 million in defense costs paid by the Company alleging that defense costs above reasonable levels were expended in defending this litigation. Upon motion by the defendant this action has now been transferred to the Southern District of New York and assigned to one of the judges who heard the underlying LILCO trial.

In January 1993, the Company was served with a complaint in a case brought in United States District Court for the Northern District of California by another insurer alleging that the insurer was entitled to recover $10 million in defense costs previously paid in connection with the LILCO matter and $1.2 million of the judgment which was paid on behalf of the Company. The complaint alleges inter alia that the insurer's policies did not cover the matters in question in the LILCO case. In connection with this matter, the Company filed a counterclaim against the insurer seeking payment of $8.5 million in defense costs that the Company previously paid in connection with the LILCO litigation. On January 25, 1995, the Court entered a judgment, based on its December 15, 1994 memorandum and order, dismissing the Company's counterclaim, denying the Company's Motion for Summary Judgment, and finding sua sponte that there was no coverage under the insurer's policy for the LILCO matter. On February 8, 1995, the Company filed an Application for Leave to File Motion for Reconsideration of the Judgment which was subsequently denied. The Company also filed a Notice of Appeal with the Ninth Circuit Court of Appeals. Subsequent to entry of the District Court Judgment, the insurer moved to have the judgment modified to award the insurer the $10 million defense costs and $1.2 million indemnity payment. The Company has filed a motion in opposition to this motion.
Oral arguments relating to this motion were held on February 24, 1995 and the Company is awaiting the District Court's decision.

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought by approximately 13,500 claimants who allege injury caused by exposure to asbestos. Although the Company and its subsidiary have never been producers or direct suppliers of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary had components which contained asbestos. The allegations state a claim for asbestos exposure when Company-manufactured equipment was maintained or installed. Suits against the Company have been tendered to its insurers who are defending under their stated reservation of rights. The insurers for the subsidiary are being identified and have been and will be provided notice. Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

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

The Securities and Exchange Commission (the "Commission") is conducting an inquiry into, among other things, certain accounting practices at Ni-Tec and the 1991 and 1992 fiscal year financial reporting by the Company with respect thereto. The Commission has sought certain information from the Company relating to such inquiry and the Company has cooperated with this request. This inquiry has been dormant since August 1994.

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

Regarding environmental matters, the operations of the Company, like those of other companies engaged in similar businesses, involve the use, disposal and clean-up of substances regulated under environmental protection laws.

In a number of instances the Company has been identified as a Potentially Responsible Party by the United States Environmental Protection Agency, and in one instance the State of Washington, alleging that because various of its divisions had arranged for the disposal of hazardous wastes at a number of facilities that have been targeted for clean-up pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar State law. Although CERCLA and corresponding State law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or minor contributor at each site. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will therefore not be material. For additional information see section entitled Environmental Matters in Part I, Item 1 of this Form 10-K Report.

The Company is a defendant in an action filed in the United States District Court for the Middle District of Louisiana brought by Gulf States Utilities Company ("GSU"). The complaint alleges that the Company breached its contract for the sale of two emergency diesel generators delivered to GSU's River Bend Nuclear Generating Station in 1981 and 1982. GSU alleges that it has incurred a loss of $8 million and claims additional amounts for the use of money and an equitable adjustment of the purchase price. In July 1992, the District Court for the Middle District of Louisiana granted the Company's motion for Summary Judgment dismissing GSU's claims. In November 1993, the Fifth Circuit Court of Appeals reversed and remanded the case for trial. The ruling eliminated the Company's statute of limitations defense, but preserved all other defenses. In February 1995, a settlement of this matter was tentatively reached requiring a $1.8 million payment by the Company to GSU.

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




REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors,
Imo Industries Inc.

We have audited the accompanying consolidated balance sheets of Imo Industries Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and shareholders' equity (deficit) for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imo Industries Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions.


                                                     ERNST & YOUNG LLP
Princeton, New Jersey
February 15, 1995
                                        F-6




Imo Industries Inc. and Subsidiaries
Quarterly Financial Information (Unaudited)


Quarterly financial information for 1994 and 1993 is as follows:
(Dollars in thousands except per share amounts)
                                        1st*      2nd*       3rd       4th
1994 (a)                             Quarter   Quarter   Quarter   Quarter

Net sales                           $110,742  $123,230  $113,421  $116,498
Gross profit                          31,200    33,799    31,629    34,165
Income (loss) before
   extraordinary item:
      Continuing operations              511       (12)    2,051     1,105
      Discontinued operations            394     1,764       737     2,680
      Extraordinary item                 ---       ---    (5,299)      ---
Net income (loss)                        905     1,752    (2,511)    3,785
Earnings (loss) per share:
      Before extraordinary item:
          Continuing operations          .03       ---       .12       .07
          Discontinued operations        .02       .10       .04       .15
      Extraordinary item                 ---       ---      (.31)      ---
      Net income (loss)                  .05       .10      (.15)      .22

                                        1st*      2nd*       3rd*     4th*
1993 (a)                             Quarter   Quarter    Quarter  Quarter

Net sales                           $132,868  $131,643  $117,546  $112,126
Gross profit                          37,571    39,557    35,251    32,136
Income (loss) before
   extraordinary income:
      Continuing operations           (1,807)    1,861       347   (40,488)
      Discontinued operations           (619)     (111)   (6,584) (205,070)
      Extraordinary item                 ---   (11,219)   (6,876)      ---
Net income (loss)                     (2,426)   (9,469)  (13,113) (245,558)
Earnings (loss) per share:
      Before extraordinary item:
         Continuing operations          (.11)      .11       .02     (2.39)
         Discontinued operations        (.03)     (.01)     (.39)   (12.13)
      Extraordinary item                 ---      (.66)     (.41)      ---
      Net income (loss)                 (.14)     (.56)     (.78)   (14.52)

(a) The notes to the consolidated financial statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.

*   Reclassified to conform to 1994 full year presentation.

                                                     F-7


                                                SCHEDULE II
IMO INDUSTRIES INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)
THREE-YEAR PERIOD ENDED DECEMBER 31, 1994
                                               ADDITIONS
                             BALANCE AT  CHARGED TO                             BALANCE
                             BEGINNING   COSTS AND  OTHER -      DEDUCTIONS -   AT END
                             OF YEAR     EXPENSES  DESCRIBE      DESCRIBE      OF YEAR
YEAR ENDED DECEMBER 31, 1994:
Allowance for doubtful
   accounts                  $  2,951    $   745   $   13(2)<F2>  $  871(4)<F4> $ 2,659
                                                                  $  179(3)<F3>
Inventory Valuation
   Allowance                 $ 11,821    $ 5,452   $  ---         $4,376(7)<F7> $12,133
                                                                  $  764(3)<F3>
Valuation allowance for
   deferred tax assets       $ 60,215    $   ---   $8,695(3)<F3>  $  ---        $68,910
Accrued product warranty
   liability                 $  4,050    $ 1,915   $   17(2)<F2>  $  945(5)<F5> $ 5,037
Accrued contract completion
   costs                     $    886    $   324   $  ---         $  179(3)<F3> $   556
                                                                  $  475(6)<F6>

YEAR ENDED DECEMBER 31, 1993: *<F9>
Allowance for doubtful
   accounts                  $  3,008    $ 1,618   $  ---         $  327(8)<F8> $ 2,951
                                                                  $1,177(4)<F4>
                                                                  $  108(2)<F2>
                                                                  $   63(3)<F3>
Inventory Valuation
   Allowance                 $ 14,247    $ 3,494   $  ---         $2,620(7)<F7> $11,821
                                                                  $1,870(3)<F3>
                                                                  $1,430(8)<F8>
Valuation allowance for
   deferred tax assets       $  1,500    $15,000   $43,715(1)<F1> $  ---        $60,215
Accrued product warranty
   liability                 $  5,761    $ 1,529   $    30(2)<F2> $   65(2)<F2> $ 4,050
                                                   $    63(3)<F3> $3,208(5)<F5>
                                                                  $   60(3)<F3>
Accrued contract completion
   costs                     $    701    $   627   $    60(3)<F3> $  502(6)<F6> $   886

YEAR ENDED DECEMBER 31, 1992: *<F9>
Allowance for doubtful
   accounts                  $  2,922    $ 1,034   $    35(3)<F3> $  248(2)<F2> $ 3,008
                                                                  $  202(3)<F3>
                                                                  $  533(4)<F4>
Inventory Valuation
   Allowance                 $  9,313    $ 9,760   $ 1,415(3)<F3> $  227(2)<F2> $14,247
                                                                  $6,014(7)<F7>
Valuation allowance for
   deferred tax assets       $    ---    $ 1,500   $   ---        $  ---        $ 1,500
Accrued product warranty
   liability                 $  2,524    $ 4,469   $ 1,798(3)<F3> $2,981(5)<F5> $ 5,761
                                                                  $   49(2)<F2>
Accrued contract completion
   costs                     $    950    $   490   $   ---        $  739(6)<F6> $   701

<F1>(1) Net change in allowance primarily to offset tax benefit of current year tax loss.
<F2>(2) Foreign exchange adjustments.
<F3>(3) Reclassification and adjustments.
<F4>(4) Uncollectible accounts written off, net of recoveries.
<F5>(5) Product warranty claims honored during the year.
<F6>(6) Current year charges for contract completion.
<F7>(7) Charges against inventory valuation account during the year.
<F8>(8) Ending balances of businesses sold.
<F9>*   Reclassified to conform to the 1994 presentation.

                                                S-1