Form 10-Q
period 1995-03-31
IMO INDUSTRIES INC
filed 1995-05-12
CIK 804151

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

Indicate  the  number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of   the   latest
practicable date: Common Stock, $1.00 Par Value--17,025,193 shares as of April 30, 1995.



                            INDEX





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

      Consolidated Statements of Income--Three months ended March 31, 1995 and 1994

      Consolidated Balance Sheets--March 31, 1995 and
        December 31, 1994

      Consolidated Statements of Cash Flows--Three months ended March 31, 1995 and 1994

      Notes to Consolidated Financial Statements--
        March 31, 1995

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
Item 5.  Other Information.
Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES





PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements.

               Imo Industries Inc. and Subsidiaries
               Consolidated Statements of Income
        (Dollars in thousands except per share amounts)
                                                             Three Months Ended
                                                                   March 31,
                                                              1995             1994*
                                                                  (Unaudited)
Net Sales                                                  $  124,372   $      110,742
Cost of products sold                                          88,160           79,542

Gross Profit                                                   36,212           31,200

Selling, general and administrative expenses                   22,855           20,451
Research and development expenses                               1,996            1,660

Income from Operations                                         11,361            9,089

Interest expense                                                7,746            8,556
Interest income                                                  (813)            (136)
Other income, net                                                (209)            (231)
Equity in income of unconsolidated companies                      (25)             (25)

Income From Continuing Operations
 Before Income Taxes, Minority Interest
 and Extraordinary Item                                         4,662              925

Income tax expense                                              1,049              319
Minority interest                                                  63               95

Income From Continuing Operations
 Before Extraordinary Item                                      3,550              511

Discontinued Operations:
   Income from Operations (net of
    income taxes of $.1  million in 1994)                         ---              394
   Gain on Disposal (net of income taxes of $5.2 million)      39,613              ---
          Total Income from Discontinued Operations            39,613              394

Extraordinary Item - Loss on Extinguishment of Debt            (4,140)             ---

Net Income                                                 $   39,023       $      905

Earnings per share:
        Continuing operations before extraordinary item    $     0.21       $     0.03
        Discontinued operations                            $     2.32       $     0.02
        Extraordinary item                                 $    (0.24)            ---
        Net income                                         $     2.29       $     0.05
Weighted average number of shares outstanding              17,014,805       16,911,270

See accompanying notes to consolidated financial statements.
*Reclassified to conform to 1995 presentation.





            Imo Industries Inc. and Subsidiaries
               Consolidated Balance Sheets
                 (Dollars in thousands)

                                                          March 31,   December 31,
                                                            1995         1994
                                                         (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                 $  14,151    $  26,942
Trade accounts and notes receivable, less
  allowance of $2,608 in 1995 and $2,659 in 1994             94,073       84,924
Inventories-net                                              88,855       86,823
Deferred income taxes                                         6,472        4,328
Net assets of discontinued operations-current                39,829       68,697
Prepaid expenses and other current assets                    12,770        6,593
Total Current Assets                                        256,150      278,307
Property, Plant and Equipment-on the basis of cost          192,974      183,701
Less allowance for depreciation and amortization            (96,667)     (91,297)
Net Property, Plant and Equipment                            96,307       92,404
Intangible Assets, Principally Goodwill                      77,479       82,435
Investments in and Advances to Unconsolidated
  Companies                                                   4,343        3,653
Net Assets of Discontinued Operations - Noncurrent           34,100       76,273
Other Assets                                                 52,935       41,587
Total Assets                                              $ 521,314    $ 574,659

LIABILITIES AND SHAREHOLDERS'EQUITY
Current Liabilities
Notes payable                                             $  10,695    $  12,771
Trade accounts payable                                       53,836       47,696
Accrued expenses and other liabilities                       51,458       53,676
Accrued costs related to discontinued operations             13,176        6,444
Income taxes payable                                          9,856        5,479
Current portion of long-term debt                             2,973       17,039
Total Current Liabilities                                   141,994      143,105
Long-Term Debt                                              271,451      376,998
Deferred Income Taxes                                         7,403        7,364
Accrued Postretirement Benefits - Long-Term                  29,780       30,918
Accrued Pension Expense and Other Liabilities                54,795       41,997
Total Liabilities                                           505,423      600,382
Minority Interest                                             2,270        2,281
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value; authorized and
 unissued 5,000,000 shares                                      ---          ---
Common stock: $1.00 par value; authorized
 25,000,000 shares; issued 18,697,981 and
 18,680,428 in 1995 and 1994, respectively                   18,698       18,680
Additional paid-in capital                                   79,898       79,789
Retained earnings (deficit)                                 (67,279)    (106,302)
Cumulative foreign currency translation
 adjustments                                                  1,177       (1,298)
Minimum pension liability adjustment                           (853)        (853)
Treasury stock at cost -1,672,788 shares in 1995
 and 1994                                                   (18,020)     (18,020)
Total Shareholders' Equity                                   13,621      (28,004)
Total Liabilities and Shareholders' Equity                $ 521,314    $ 574,659

See accompanying notes to consolidated financial statements.



            Imo Industries Inc. and Subsidiaries
            Consolidated Statements of Cash Flows
                   (Dollars in thousands)

                                                                 Three Months Ended March 31,
                                                                       1995         1994*
                                                                          (Unaudited)
OPERATING ACTIVITIES
Net income                                                          $  39,023     $    905
Adjustments to reconcile net income to net cash provided by
   continuing operations:
      Discontinued operations                                             ---         (394)
      Depreciation                                                      4,049        4,511
      Amortization                                                        881        1,469
      Gain on sale of discontinued operations                         (39,613)         ---
      Extraordinary item                                                4,140          ---
      Other                                                                85          283
      Other changes in operating assets and liabilities:
            Increase in accounts and notes receivable                  (8,258)      (9,438)
            Increase in inventories                                    (2,032)      (2,556)
            Decrease in recoverable income taxes                          ---        3,826
            Increase in accounts payable and accrued expenses           6,421        6,971
            Other operating assets and liabilities                    (13,013)      (4,440)
   Net cash (used) provided by continuing operations                   (8,317)       1,137
   Net cash provided (used) by discontinued operations                  3,296         (648)

Net Cash (Used in) Provided by Operating Activities                    (5,021)         489
INVESTING ACTIVITIES
Purchases of property, plant and equipment                             (6,765)        (827)
Proceeds from sale of businesses and sales
   of property, plant and equipment                                   121,870        3,506
Net cash used by discontinued operations                               (1,527)        (518)
Other                                                                     (72)         (13)

Net Cash Provided by Investing Activities                             113,506        2,148
FINANCING ACTIVITIES
(Decrease) increase in notes payable                                   (1,705)       1,751
Proceeds from long-term borrowings                                      2,815           78
Principal payments on long-term debt                                 (122,682)      (4,915)
Payment of debt financing costs                                           ---       (1,248)
Other                                                                     149           49

Net Cash Used in Financing Activities                                (121,423)      (4,285)
Effect of exchange rate changes on cash                                   147           89
Decrease in Cash and Cash Equivalents                                 (12,791)      (1,559)
Cash and cash equivalents at beginning of period                       26,942       22,356

Cash and Cash Equivalents at End of Period                          $  14,151     $ 20,797

Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:
      Interest expense                                              $  12,994     $ 13,481

      Income taxes                                                  $   2,720     $ (3,416)

See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1995 presentation.





Imo Industries Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited with respect to March 31, 1995 and 1994 and the periods then ended.)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Restatements: The Consolidated Financial Statements, and the notes thereto, have been restated to reflect the Company's Turbomachinery business segment as a discontinued operation, in accordance with Accounting Principles Board Opinion No.
30. Certain prior year amounts have been restated to conform to the current year presentation.


NOTE B--DISCONTINUED OPERATIONS

Electro-Optical Systems

Pursuant to a plan approved by the Board of Directors, the Company announced in January 1994 its intention to dispose of its Electro-Optical Systems operations. On January 3, 1995, the Company completed the sale of its Baird Analytical Instruments division to Thermo Instruments Systems Inc. for $12.3 million in cash, which was used to reduce its domestic senior debt. A loss was previously recognized in connection with the net realizable value adjustment on the entire Electro-Optical Systems business recorded in 1993.

On February 8, 1995, the Company announced that it had a letter of intent from Litton Industries for the acquisition of the Optical Systems and Ni-Tec divisions of Varo Inc. and the Optical Systems division of Baird Corporation. On March
24, 1995, the Company and Litton Industries each received Second Requests for Documents from the Federal Trade Commission in connection with this proposed transaction. The Company complied with this request in early May
1995. On May 11, 1995, the Company entered into a definitive agreement with Litton Industries and Litton Systems, Inc. for this sale. Closing of the sale is subject to normal closing conditions, certain governmental approvals, including Federal Trade Commission clearance, and finalization of various contractual schedules and exhibits.

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

On January 17, 1995, the Company completed the sale for $124 million. Of this amount, $109 million was received at closing, with the remainder earning interest to the Company and to be received at specified future contract dates subject to adjustment as provided in the agreement. The Company used the proceeds to pay off its domestic senior debt in January 1995 and to redeem $40 million of its 12.25% senior subordinated debentures in March 1995. As reflected in the Company's first quarter operating results of 1995, the sale resulted in a gain on disposal of $39.6 million (net of applicable income tax expense of $5.2 million) after considering estimated costs to be incurred in connection with the sale.


Remaining  net  assets and liabilities  of  the  Discontinued
Operations consist of the following:

                                    March 31,     December 31,
(Dollars in thousands)                1995           1994
                                  (Unaudited)
Current Assets:
   Receivables                   $   17,367     $   57,778
   Inventories                       38,371         60,280
   Other current assets               1,283          2,031
                                     57,021        120,089

Current Liabilities:
   Trade accounts payable             5,851         21,049
   Other current liabilities         11,341         30,343
                                     17,192         51,392

Net Current Assets                $  39,829     $   68,697

Long-term Assets:
   Property                       $  35,911     $   67,522
   Intangible assets                    ---          3,988
   Other long-term assets               491          9,308
                                     36,402         80,818

Long-term Liabilities                 2,302          4,545

Net Long-term Assets                 34,100         76,273

Net Assets                       $   73,929     $  144,970


Net assets related to the Electro-Optical Systems business are $70.4 million and $85 million as of March 31, 1995 and December 31, 1994, respectively, and net assets related to the Turbomachinery business are $3.5 million and $60 million as of March 31, 1995 and December 31, 1994, respectively.


A  condensed  summary  of  operations  for  the  Discontinued
Operations is as follows:

Three  months ended March 31,
(Dollars in thousands)
                                                1995              1994
                                                      (Unaudited)
   Net Sales                              $   31,576          $  88,395

   Income from operations before
     income taxes and minority interest          ---                499
   Income taxes                                  ---                105
   Minority interest                             ---                ---
   Income from Operations                 $      ---          $     394

The income from operations of the Discontinued Operations for 1995 and 1994 includes allocated interest expense. Interest expense of $2.5 million and $4.2 million, respectively, was allocated based on the ratio of the estimated net assets to be sold in relation to the sum of the Company's shareholders' equity and the aggregate of outstanding debt at each period end.

See Note G for discussion of contingencies related to the Electro-Optical Systems and Turbomachinery businesses.


NOTE C--DEBT REPAYMENTS AND EXTRAORDINARY ITEM

The proceeds from the sales of the Baird Analytical Instruments division and the Turbomachinery business in the first quarter of 1995 (See Note B), were used to pay off the Company's domestic senior debt in January 1995 and to redeem $40 million of its 12.25% senior subordinated debentures in March 1995.

The  domestic senior debt repaid in January 1995 was part  of the Company's credit facilities, entered into on August 5, 1994, for borrowings of up to $150 million from a group of lenders (the "New Credit Agreement"). The New Credit
Agreement provided for a $65 million revolving credit facility through July 31, 1997, a $40 million term loan amortizing to July 1997, and a $45 million bridge loan maturing January 1996. Under the New Credit Agreement, the Company had $36.7 million and $45 million in term and bridge loans, respectively, and no borrowings against the $65 million revolving credit facility outstanding at December 31, 1994; however, $35 million of standby letters of credit were outstanding. With the sale proceeds, the Company repaid the term loan of $36.7 million and the bridge loan of $40 million under the New Credit Agreement. At the same time, and in keeping with the terms of the New Credit Agreement, the $65 million revolving credit facility was reduced to $50 million. As of March 31, 1995, there were no borrowings under the $50 million revolving credit facility; however $18.9 million of standby letters of credit were outstanding.

In March 1995, the Company redeemed $40 million of its 12.25% senior subordinated debentures, at 100% of their principal amount, with the remainder of the proceeds.

As a result of this early extinguishment of debt, a $4.1 million ($.24 per share) charge was recorded as an extraordinary item in the first quarter of 1995. The charge consisted of the write-off of deferred debt expense associated with the portions of the domestic senior debt repaid and the 12.25% senior subordinated debentures redeemed.


NOTE D--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                    March 31,    December 31,
                                      1995          1994
                                  (Unaudited)

Finished products                  $ 34,737      $ 35,649
Work in process                      34,433        31,990
Materials and supplies               34,667        32,952
                                    103,837       100,591
Less customers' progress payments     2,195         1,635
Less valuation allowance             12,787        12,133
                                   $ 88,855      $ 86,823

NOTE E--ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities (in thousands of dollars) consist of the following:

                                    March 31,    December 31,
                                      1995          1994
                                   (Unaudited)

Accrued contract completion costs  $    149      $    556
Accrued product warranty costs        4,766         5,037
Accrued litigation and claim costs    2,174         4,493
Payroll and related items            14,113        12,773
Accrued interest payable              9,362        10,573
Accrued divestiture costs             8,149         8,582
Other                                12,745        11,662
                                   $ 51,458      $ 53,676



NOTE F--EARNINGS PER SHARE

Earnings per share for 1995 and 1994 are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options and warrants are excluded because their effect is not material.


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

In January 1993, the Company was served with a complaint in a case brought in the United States District Court for the Northern District of California by another insurer alleging that the insurer was entitled to recover $10 million in defense costs previously paid in connection with the LILCO matter and $1.2 million of the judgment which was paid on behalf of the Company. The complaint alleges inter alia that the insurer's policies did not cover the matters in question in the LILCO case. In connection with this matter, the
Company  filed  a  counterclaim against the  insurer  seeking payment of $8.5 million in defense costs that the Company previously paid in connection with the LILCO litigation. On January 25, 1995, the Court entered a judgment, based on its December 15, 1994 memorandum and order, dismissing the Company's counterclaim, denying the Company's Motion for Summary Judgment, and finding sua sponte that there was no coverage under the insurer's policy for the LILCO matter. On February 8, 1995, the Company filed an Application for Leave to File Motion for Reconsideration of the Judgment which was subsequently denied. The Company also filed a Notice of Appeal with the Ninth Circuit Court of Appeals. Subsequent to entry of the District Court Judgment, the insurer moved to have the judgment modified to award the insurer the $10 million defense costs and $1.2 million indemnity payment. The Company filed a motion in opposition to this motion. Oral arguments relating to this motion were held on February 24, 1995 and the Company recently received the District Court's tentative decision, which if made final, would award the insurer reimbursement of the $11.2 million. In tentatively ruling, the District Court expressly provided the Company with the opportunity to submit a Memorandum of Points and Authorities as to why the Court's tentative conclusion is erroneous. The Company submitted its Memorandum on April 19, 1995 and intends to continue to pursue vigorously its claim and belief that it is not obligated to make any such reimbursement.

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

The activities of certain employees of the Ni-Tec Division of the Company's Varo Inc. subsidiary ("Ni-Tec"), headquartered in Garland, Texas, are the focus of an ongoing investigation by the Office of the Inspector General of the United States Department of Defense and the Department of Justice (Criminal Division). On July 16, 1992, Ni-Tec received a subpoena for certain records as a part of the investigation, which subpoena has been responded to. Additional subpoenas for additional documents were received in September 1992, February 1993, and March 1994. The Company responded to the September and March subpoenas and the government subsequently withdrew the February subpoena. The investigation appears directed at quality control, testing and documentation activities which began at Ni-Tec while it was a division of Optic-Electronic Corp. Optic-Electronic Corp. was acquired by the Company in November 1990 and subsequently merged with Varo Inc. in 1991. The Company continues to cooperate fully with the investigation and is negotiating a possible basis for settlement with the government.

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

The Company also has a lawsuit pending against it relating to equipment  sold  by its former diesel engine division  and  a
lawsuit   relating  to  performance  shortfalls  in  products
delivered by its former Delaval Turbine Division.

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



Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's financial condition and results of operations during the three months ended March 31, 1995.


Restructuring Plan

As of May 11, 1995, the Company has either completed the sale of, or has entered into a definitive agreement for the sale of, substantially all of the businesses included in the asset divestiture program initially begun in October, 1992. Proceeds from asset sales completed during the first quarter of 1995 have been used to repay all of the Company's outstanding senior domestic bank debt as well as to redeem $40 million of the Company's 12.25% senior subordinated debentures.

Additionally, as a result of the $39.6 million after-tax gain recognized on the January 17, 1995 sale of the Turbomachinery business and positive first quarter 1995 results, shareholders' equity was $13.6 million as of March 31, 1995, as compared with a deficit of $28.0 million as of December 31, 1994.

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

On February 8, 1995, the Company announced that it had a letter of intent for the acquisition of most of its Electro-Optical Systems business by Litton Industries, for approximately book value. Under the terms of the letter of intent, Litton would acquire all of the assets of the Varo night vision and laser business, other than real estate, and would lease the operations' facilities in Dallas, Texas, for two years with options to extend the leases. The sale is subject to the receipt of certain government approvals. On March 24, 1995, the Company and Litton Industries each received Second Requests for Documents from the Federal Trade Commission in connection with the antitrust review of this proposed transaction. The Company complied with this request in early May 1995. On May 11, 1995, the Company entered into a definitive agreement with Litton Industries and Litton Systems Inc. for this sale. Closing of the sale is subject to normal closing conditions, certain governmental approvals, including Federal Trade Commission clearance, and finalization of various contractual schedules and exhibits. Not included in the proposed agreement is Varo's Electronic
Systems division, which is being marketed to interested parties. Management intends to use the proceeds of these sales to pay down debt.

The Company sold its Heim Bearings, Aerospace and Barksdale Controls operations for aggregate proceeds of approximately $91 million in 1993 and its CEC Instruments division, Corporate headquarters building and other previously identified assets for aggregate proceeds of $13.2 million in 1994. Results of those operations sold in 1994 to their date of sale as well as an operation remaining to be sold, other than the Electro-Optical and Turbomachinery businesses, are included in continuing operations reported in the consolidated financial statements.


Results of Operations

The Electro-Optical and Turbomachinery businesses are accounted for as discontinued operations in the accompanying consolidated financial statements. Accordingly, the discussion that follows concerns only the results of continuing operations. The 1994 amounts have been reclassified to conform to this presentation. As a result of discontinuing the Electro-Optical Systems and Turbomachinery business segments, the Company has focused its operations on the remaining two core business segments, the Morse Controls segment and the Pumps, Power Transmission & Instrumentation segment.

Net Sales

Net sales from continuing operations for the three months ended March 31, 1995 were $124.4 million, compared with $110.7 million in the 1994 period, an increase of 12.3%. This included an increase of 14.8% in net sales from core operations (excluding operations divested since the beginning of 1994 or pending divestiture). While both of the Company's core business segments experienced increased sales in 1995, the largest part of the increase was attributable to the Morse Controls segment's Italian automobile business and sales of its mechanical and electronic control products.

Costs and Expenses

Gross profit for the first quarter of 1995 increased by $5.0 million or 16.1% from last year reflecting the effects of the improved sales volumes. The Company's overall gross profit margin for continuing operations increased to 29.1% of net sales for the first quarter of 1995 as compared with 28.2% in the 1994 period. Both the Morse Controls segment and the Pumps, Power Transmission & Instrumentation segment gross profit margins compared favorably to the prior year.

Selling, general and administrative expenses as a percent of sales remained relatively constant for the first three months of 1995 at 18.4%, compared with 18.5% during the comparable 1994 period. The Morse Controls segment's selling, general and administrative expenses as a percent of sales compared favorably to 1994 as benefits were realized from the increased sales volume as well as cost savings as a result of the restructuring efforts started in early 1994. This decrease as a percent of sales in the Morse Controls segment was partially offset by increased selling expenses in the Pumps, Power Transmission & Instrumentation segment due to the Instrumentation groups efforts to expand sales coverage of transducer products in the U.S., Gems products in Europe and increase exposure to the far east markets. Research and development expenditures were 1.6% and 1.5% of net sales for the three months ended March 31, 1995 and 1994, respectively.

Total interest expense (before allocation to discontinued operations) of $10.2 million for the three months ended March 31, 1995 was $2.6 million, or 20% less than the three months ended March 31, 1994. This decrease was a result of average borrowings in the first quarter of 1995 being approximately $69 million lower than the comparable 1994 period, as debt was paid down with proceeds of the asset sales. The interest expense for continuing operations as shown on the Consolidated Statements of Income excludes interest expense incurred by the discontinued operations as well as an interest allocation to the discontinued operations of $2.5 million and $4.2 million for the three months ended March 31, 1995 and 1994, respectively.

The effective income tax rate for continuing operations for the first quarter of 1995 was 22.5% compared with 34.5% in the comparable 1994 period. The amounts in both periods represent foreign and state income taxes. The Company is utilizing existing U.S. net operating loss carryforwards on its domestic earnings. The decrease in the effective tax rate in 1995 is a result of the larger domestic earnings component of pretax income compared with the corresponding 1994 period.

Income from continuing operations before extraordinary item was $3.6 million ($.21 per share) in the first quarter of 1995, compared with $.5 million ($.03 per share) in the same period of 1994. Net income for the first three months of 1995 was $39.0 million ($2.29 per share). This included an after-tax gain on the disposal of the Company's Turbomachinery business segment of $39.6 million ($2.32 per share) and an extraordinary charge of $4.1 million ($.24 per share) related to the early extinguishment of debt. Net income for the first quarter of 1994 was $.9 million ($.05 per share).

Segment Operating Results

The Morse Controls segment consists of the Roltra-Morse group and the Morse Controls group. The Morse Controls segment sales increased 26% (including a 4% benefit from changes in foreign exchange rates) to $56.0 million for the first quarter of 1995, compared with $44.4 million for 1994 period. Roltra-Morse, the segment's automotive components supplier, enjoyed a sales increase of 24%. Worldwide sales of other controls products gained 28%. Earnings of both groups within the Morse Controls segment benefited from the increased sales volume, and segment operating income increased to $4.8 million from $2.6 million for the first three months of 1995 compared with the same period in 1994.

The very favorable sales comparisons at Roltra-Morse were due to year-over-year increases in production of automobiles in Italy using the group's products. In addition, the group's operation in Poland was not in production during the 1994 first quarter. Sales of other Morse mechanical and electronic controls products had favorable comparisons, as the marine market continues its recovery begun in 1993 and most industrial market products, such as construction equipment, expanded.

The Pumps, Power Transmission & Instrumentation segment consists of the Pumps group, the Power Transmission group and the Instrumentation group. Pumps, Power Transmission & Instrumentation segment sales in the first quarter of 1995 were $66.7 million, a 7% increase compared to $62.5 million in the first quarter of 1994. Segment operating profit for the first three months of 1995 remained flat at $7.8 million as compared with $7.7 million in the comparable 1994 period, as a substantial improvement in the Power Transmission group was offset by declines in the other two operating groups caused primarily by shifts in product mix and increased spending directed toward development of the sales and marketing organizations.

Pump  group  sales in the quarter were flat, as increases  to
general  industrial  markets  were  offset  by  a  delay   in
deliveries to the Navy. This shift in mix was largely responsible for lower earnings comparisons.

Power Transmission sales were up 12% compared with the first quarter of 1994. The industrial distribution marketing channel was very strong and sales increases were realized in most major product lines, resulting in an expanded operating profit margin.

Instrumentation group sales were up 10% in the first quarter of this year, compared with the first quarter of last year, but segment operating margins and profit contracted primarily due to a change in sales mix and a higher level of selling expenses associated with the groups efforts to expand sales coverage of transducer products in the U.S., Gems products in Europe and increase exposure to the far east markets .


Liquidity and Capital Resources

The Company's domestic liquidity requirements are served by a revolving credit facility, while its needs outside the U.S.
are covered by short and intermediate term credit facilities from foreign banks.

Effective August 5, 1994, the Company obtained credit facilities for borrowings up to $150 million from a group of lenders (the " New Credit Agreement"), secured by the assets of the Company's domestic operations and all or a portion of the stock of certain of the Company's subsidiaries. The New Credit Agreement provided for a $65 million revolving credit facility through July 31, 1997, a $40 million term loan amortizing to July 1997, and a $45 million bridge loan maturing January 1996. Under the New Credit Agreement, the Company had $36.7 million and $45 million in term and bridge loans, respectively, and no borrowings against the $65 million revolving credit facility outstanding at December 31, 1994; however, $35 million of standby letters of credit were outstanding. With the net proceeds generated from the divestitures in the first quarter of 1995, the Company repaid the amount outstanding under the term loan of $36.7 million and the bridge loan of $40 million under the New Credit Agreement. At the same time, and in keeping with the terms of the New Credit Agreement, the $65 million revolving credit facility was reduced to $50 million.

In March 1995, the Company redeemed $40 million of its 12.25% senior subordinated debentures, at 100% of their principal amount, with the remainder of the proceeds of the divestitures. The Company expects to use proceeds from the remainder of its divestiture program to reduce its 12.25% senior subordinated debentures and thereby further reduce its interest expense.

As a result of this early extinguishment of debt, a $4.1 million ($.24 per share) charge was recorded as an extraordinary item in the first quarter of 1995. The charge consisted of the write-off of deferred debt expense associated with the portions of the domestic senior debt repaid and the 12.25% senior subordinated debentures redeemed.

The Company's operating activities used cash of $5.0 million in the first quarter of 1995, compared with providing cash of $.5 million in the comparable 1994 period. Net cash provided by investing activities was $113.5 million in 1995, compared with cash provided of $2.1 million in the 1994 period. The increase in net cash provided by investing activities is principally a result of $121.9 million of net proceeds generated from the sale of businesses and assets in the first quarter of 1995 versus $3.5 million in 1994. Cash and cash equivalents decreased to $14.2 million at March 31, 1995 from $26.9 million at December 31, 1994, due to cash used by operating activities and increased capital expenditures during the first quarter of 1995.

Working capital at March 31, 1995 was $114.2 million, a decrease of $21.0 million from the end of 1994, due principally to the sales of the Company's Turbomachinery business segment and Baird Analytical Instruments division in the first quarter of 1995. The ratio of current assets to current liabilities was 1.8 at March 31, 1995, compared with
1.9 at December 31, 1994. Principally as a result of the aforementioned sales of businesses, the resulting gain on the disposal of the Turbomachinery business and the related debt repayments during the first quarter of 1995, the Company's total debt as a percent of its total capitalization was reduced to 95.4% at March 31, 1995 from 107.5% at December 31, 1994.

At March 31, 1995, the Company had outstanding $110 million of 12.25% senior subordinated debentures maturing in 1997 and $150 million of 12% senior subordinated debentures maturing in amounts of $37.5 million in 1999, $37.5 million in 2000 and $75.0 million in 2001. As of March 31, 1995, there were no borrowings under the $50 million revolving credit facility; however $18.9 million of standby letters of credit were outstanding. Letter of credit exposure was reduced from the December 31, 1994 level of $35 million after the Turbomachinery business sale in January 1995. The Company also has approximately $30.7 million in foreign short-term credit facilities with approximately $10.7 million outstanding as of March 31, 1995.

The Company believes that cash flow from operations, together with the credit facilities, available cash and cash generated by the remainder of asset divestiture program will be sufficient to meet its liquidity needs for the foreseeable future.


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

In January 1993, the Company was served with a complaint in a case brought in the United States District Court for the Northern District of California by an insurer alleging that the insurer was entitled to recover $10 million in defense costs previously paid in connection with the LILCO matter and $1.2 million of the judgment which was paid on behalf of the Company. On January 25, 1995, the Court entered a judgment, based on its December 15, 1994 memorandum and order, dismissing the Company's counterclaim, denying the Company's Motion for Summary Judgment, and finding sua sponte that there was no coverage under the insurer's policy for the
LILCO matter. On February 8, 1995, the Company filed an Application for Leave to File Motion for Reconsideration of the Judgment which was subsequently denied. The Company also filed a Notice of Appeal with the Ninth Circuit Court of Appeals. Subsequent to entry of the District Court Judgment, the insurer moved to have the judgment modified to award the insurer the $10 million defense costs and $1.2 million indemnity payment. The Company has filed a motion in opposition to this motion. Oral arguments relating to this motion were held on February 24, 1995 and the Company recently received the District Court's tentative decision, which if made final, would award the insurer reimbursement of the $11.2 million. In tentatively ruling, the District Court expressly provided the Company with the opportunity to submit a Memorandum of Points and Authorities as to why the Court's tentative conclusion is erroneous. The Company submitted its Memorandum on April 19, 1995 and intends to continue to pursue vigorously its claim and belief that it is not obligated to make any such reimbursement.

The Company was a defendant in an action filed in the United States Court for the Middle District of Louisiana brought by Gulf States Utilities Company ("GSU"). The complaint alleged that the Company breached its contract for the sale of two emergency diesel generators delivered to GSU's River Bend Nuclear Generating Station in 1981 and 1982. GSU alleged that it had incurred a loss of $8 million and claimed additional amounts for the use of money and an equitable adjustment of the purchase price. In February 1995, a settlement of this matter was tentatively reached requiring a $1.8 million payment by the Company to GSU. In March 1995, the tentative settlement was ratified by the parties and the Company has subsequently paid GSU $1.8 million as full satisfaction in this matter.

For additional information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference, and to Note G in Part I of this report.


Item 5.     Other Information.

     On  April 26, 1995, the Company announced the Donald  C.
     Trauscht has been named to its Board of Directors, increasing to six the number of outside directors on the seven-person board.

     Mr. Trauscht, 61, is the chairman, chief executive officer and former president of Borg-Warner Security Corporation. He has held various positions with Borg-Warner Corporation since joining that company in 1967, including chairman and chief executive officer, and other executive positions in finance-strategy, business development, and acquisitions. Prior to joining Borg-Warner Corporation, he served as president of Langevin Company, a California electronics manufacturer.

     Mr. Trauscht is also a director of Baker Hughes Incorporated in Houston, TX; Esco Electronics in St. Louis, MO; Borg-Warner Automotive, Inc. in Chicago, IL; Thiokol Corporation in Ogden, UT; and Blue Bird Corporation in Macon, GA. He is trustee of the Museum of Science and Industry in Chicago; the Orange County
     (CA) Marine Institute; Boy Scouts Council of Chicago; Chicago Sunday Evening Club; Lantern Bay (CA) Association; the Illinois Literacy Foundation; and the De LaSalle Founders Club. He is also chairman of the Chicago Metropolitan Area U.S. Savings bond Campaign.

     Mr. Trauscht fills a vacancy on the Company's board created by the retirement of Stephen F. Agocs.





Item 6.     Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             The following exhibits are being filed as part of this Report:

           Exhibit No.      Description

           27           Financial Data Schedule as of March 31, 1995

         (b) Reports on Form 8-K:

     On February 1, 1995, the Company filed a report on Form 8-K, reporting under Items 2 and 7, disclosing the completion of the sale of the Delaval Turbine and Turbocare divisions, its 50% interest in Delaval-Stork, a Dutch joint venture to Mannesmann Capital Corporation a subsidiary of Mannesmann Demag of Dusseldorf Germany and the sale of the Baird Analytical Instruments Division to Thermo Instrument Systems Inc. a subsidiary of Thermo Electron Corporation.

     A  Pro  Forma Condensed Consolidated Statement of Income
     (Unaudited)  for  the Twelve Months Ended  December  31,
     1993  was  filed  under item 7 (b) Pro  Forma  Financial
     Information.





                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               Imo Industries Inc.
                                   (Registrant)



Date May 11, 1995              /s/ DONALD K. FARRAR
                               Donald K. Farrar
                               Chairman, Chief Executive Officer,
                               President and Director
                               (principal executive officer)



Date May 11, 1995              /s/ WILLIAM M. BROWN
                               William M. Brown
                               Executive Vice President and
                               Chief Financial Officer
                               (principal financial officer)


Date May 11, 1995              /s/ ROBERT A. DERR II
                               Robert A. Derr II
                               Vice President and
                               Corporate Controller
                               (principal accounting officer)