Form 10-Q
period 1995-06-30
IMO INDUSTRIES INC
filed 1995-08-10
CIK 804151

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Indicate  the  number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of   the   latest
practicable date: Common Stock, $1.00 Par Value--17,061,188 shares as of July 31, 1995.



                            INDEX


                                                             Page
                                                            Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

      Consolidated Statements of Income--Three and six
        months ended June 30, 1995 and 1994                    2

      Consolidated Balance Sheets--June 30, 1995 and
        December 31, 1994                                      3

      Consolidated Statements of Cash Flows--Six
        months ended June 30, 1995 and 1994                    4

      Notes to Consolidated Financial Statements--
        June 30, 1995                                        5 - 12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.               12 - 18


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                    19
Item 4.  Submission of Matters to a Vote of Security
           Holders.                                            20
Item 6.  Exhibits and Reports on Form 8-K.                     21

SIGNATURES                                                     22



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

             Imo Industries Inc. and Subsidiaries
               Consolidated Statements of Income
        (Dollars in thousands except per share amounts)
                                        Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                           1995     1994*             1995     1994*
                                            (Unaudited)                 (Unaudited)

Net Sales                            $  127,231    $  123,230    $  251,603    $  233,972

Cost of products sold                    91,473        89,431       179,633       168,973


Gross Profit                             35,758        33,799        71,970        64,999

Selling, general and
  administrative expenses                23,055        23,101        45,910        43,552
Research and development expenses         1,849         1,478         3,845         3,138

Income From Operations                   10,854         9,220        22,215        18,309

Interest expense                          7,702         8,727        15,448        17,283
Interest income                            (479)         (511)       (1,292)         (647)

Other (income) expense, net                (481)          117          (690)         (114)
Equity in (income) loss of
  unconsolidated companies                 (227)           75          (252)           50

Income From Continuing
  Operations Before Income
  Taxes, Minority Interest and
  Extraordinary Item                      4,339           812         9,001         1,737

Income tax expense                          886           586         1,935           905
Minority interest                            43           238           106           333

Income (Loss) From Continuing
  Operations Before Extraordinary
  Item                                    3,410           (12)        6,960           499

Discontinued Operations:
   Income from Operations (net of
     income taxes of $.2 million
     and $.3 million,
     respectively, in 1994)                 ---         1,764           ---         2,158
   Gain on Disposal (net of
     income taxes of $5.2 million)          ---           ---        39,613           ---
          Total Income from
            Discontinued Operations         ---         1,764        39,613         2,158

Extraordinary Item - Loss on
  Extinguishment of Debt                    ---           ---        (4,140)          ---

Net Income                           $    3,410    $    1,752  $     42,433   $     2,657

Earnings per share:
        Continuing operations
          before extraordinary item  $     0.20    $      ---    $     0.41    $     0.03
        Discontinued operations      $      ---    $     0.10    $     2.32    $     0.13
        Extraordinary item           $      ---    $      ---    $    (0.24)   $      ---
        Net income                   $     0.20    $     0.10    $     2.49    $     0.16
Weighted average number of
  shares outstanding                 17,030,866    16,911,270    17,022,499    16,911,270

See accompanying notes to consolidated financial statements.
*Reclassified to conform to 1995 presentation.



                       Imo Industries Inc.and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                June 30,    December 31,
                                                  1995         1994
                                               (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                      $  48,763    $  26,942
Trade accounts and notes
  receivable, less allowance of $2,468
  in 1995 and $2,659 in 1994                      96,499       84,924
Inventories-net                                   92,350       86,823
Deferred income taxes                              6,753        4,328
Net assets of discontinued
  operations-current                               2,726       68,697
Prepaid expenses and other
  current assets                                  15,005        6,593
Total Current Assets                             262,096      278,307
Property, Plant and Equipment-on
  the basis of cost                              196,689      183,701
Less allowance for depreciation
  and amortization                              (100,433)     (91,297)
Net Property, Plant and Equipment                 96,256       92,404
Intangible Assets, Principally Goodwill           79,402       82,435
Investments in and Advances to
  Unconsolidated Companies                         4,545        3,653
Net Assets of Discontinued
  Operations - Noncurrent                         14,025       76,273
Other Assets                                      53,470       41,587
Total Assets                                   $ 509,794    $ 574,659

LIABILITIES AND SHAREHOLDERS'EQUITY
Current Liabilities
Notes payable                                  $  12,224    $  12,771
Trade accounts payable                            55,989       47,696
Accrued expenses and other liabilities            46,769       53,676
Accrued costs related to
  discontinued operations                          6,232        6,444
Income taxes payable                               8,833        5,479
Current portion of long-term debt                  2,307       17,039
Total Current Liabilities                        132,354      143,105
Long-Term Debt                                   271,425      376,998
Deferred Income Taxes                              7,688        7,364
Accrued Postretirement Benefits - Long-Term       28,533       30,918
Accrued Pension Expense and Other Liabilities     49,958       41,997
Total Liabilities                                489,958      600,382
Minority Interest                                  1,994        2,281
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value;
  authorized and unissued 5,000,000 shares          ---          ---
Common stock: $1.00 par value;
  authorized 25,000,000 shares; issued
  18,720,674 and 18,680,428 in 1995 and 1994,
  respectively                                    18,721       18,680
Additional paid-in capital                        80,042       79,789
Retained earnings (deficit)                      (63,869)    (106,302)
Cumulative foreign currency
  translation adjustments                          1,821       (1,298)
Minimum pension liability adjustment                (853)        (853)
Treasury stock at cost -
  1,672,788 shares in 1995 and 1994              (18,020)     (18,020)
Total Shareholders' Equity                        17,842      (28,004)
Total Liabilities and
Shareholders' Equity                           $ 509,794    $ 574,659

See accompanying notes to consolidated financial statements.



            Imo Industries Inc. and Subsidiaries
            Consolidated Statements of Cash Flows
                   (Dollars in thousands)

                                                 Six Months Ended June 30,
                                                     1995         1994*
                                                       (Unaudited)
OPERATING ACTIVITIES
Net income                                       $  42,433     $   2,657
Adjustments to reconcile net income to
  net cash provided by
  continuing operations:
      Discontinued operations                          ---        (2,158)
      Gain on sale of discontinued
        operations                                 (39,613)          ---
      Extraordinary item                             4,140           ---
      Depreciation                                   7,857         8,680
      Amortization                                   1,879         2,905
      Other                                            312           957
      Other changes in operating
        assets and liabilities:
            Increase in accounts and
              notes receivable                     (11,575)      (20,962)
            Increase in inventories                 (5,527)       (5,779)
            Decrease in recoverable
              income taxes                             ---         3,826
            Increase in accounts
              payable and accrued expenses           3,500        17,339
            Other operating assets and
              liabilities                          (12,466)          256
   Net cash (used) provided by
     continuing operations                          (9,060)        7,721
   Net cash used by discontinued operations         (8,715)       (8,102)

Net Cash Used in Operating Activities              (17,775)         (381)

INVESTING ACTIVITIES
Purchases of property, plant and equipment         (10,319)       (2,075)
Proceeds from sale of businesses and
  sales of property, plant and equipment           174,784         7,326
Net cash used by discontinued operations            (3,800)       (1,603)
Other                                                  (75)         (841)

Net Cash Provided by Investing Activities          160,590         2,807

FINANCING ACTIVITIES
(Decrease) increase in notes payable                  (547)          282
Proceeds from long-term borrowings                  12,834           302
Principal payments on long-term debt              (133,702)       (6,798)
Payment of debt financing costs                        ---        (2,696)
Other                                                  290            69

Net Cash Used in Financing Activities             (121,125)       (8,841)

Effect of exchange rate changes on cash                131           216
Increase (decrease) in Cash and Cash
  Equivalents                                       21,821        (6,199)
Cash and cash equivalents at beginning
  of period                                         26,942        22,356

Cash and Cash Equivalents at End of Period       $  48,763     $  16,157

Supplemental disclosures of cash flow
  information:
   Cash paid (received) during the
     period for:
       Interest expense                          $  22,396     $  25,804

       Income taxes                              $   4,580     $  (5,332)

See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1995 presentation.





Imo Industries Inc. and Subsidiaries


Notes to Consolidated Financial Statements (Unaudited with respect to June 30, 1995 and 1994 and the periods then ended.)


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

On June 2, 1995, the Company completed the sale of the Optical Systems and Ni-Tec divisions of Varo Inc. and the Optical Systems division of Baird, which represent the major part of its Electro-Optical Systems business, to Litton Industries for approximately book value. The proceeds were used by the Company to pay off $8 million outstanding under the revolving credit facility on June 2, 1995 and to redeem an additional $40 million of its 12.25% senior subordinated debentures on July 6, 1995.

Not  included in the sale were certain idle facilities  which are being held for sale, as well as Varo's Electronic Systems
division,   which  continue  to  be  marketed  to  interested
parties.

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



Remaining  net  assets and liabilities  of  the  Discontinued
Operations consist of the following:

                                    June 30,     December 31,
(Dollars in thousands)                1995          1994
                                   (Unaudited)

Current Assets:
   Receivables                    $   2,963      $  57,778
   Inventories                        8,180         60,280
   Other current assets                 465          2,031
                                     11,608        120,089

Current Liabilities:
   Trade accounts payable             4,232         21,049
   Other current liabilities          4,650         30,343
                                      8,882         51,392

Net Current Assets                $   2,726      $  68,697

Long-term Assets:
   Property                       $  15,916      $  67,522
   Intangible assets                    ---          3,988
   Other long-term assets               ---          9,308
                                     15,916         80,818

Long-term Liabilities                 1,891          4,545

Net Long-term Assets              $  14,025      $  76,273

Net Assets                        $  16,751      $ 144,970


Net assets related to the Electro-Optical Systems business are $13.7 million and $85 million as of June 30, 1995 and December 31, 1994, respectively, and net assets related to the Turbomachinery business are $3.1 million and $60 million as of June 30, 1995 and December 31, 1994, respectively.




A  condensed  summary  of  operations  for  the  Discontinued
Operations is as follows:

                            Three months ended      Six months ended
                                 June 30,               June 30,
(Dollars in thousands)       1995        1994        1995        1994
                               (Unaudited)             (Unaudited)
   Net Sales               $ 16,741    $ 87,975   $ 48,317    $176,370


   Income from operations
     before income taxes        ---       1,956        ---       2,455
   Income taxes                 ---         192        ---         297
   Income from Operations  $    ---    $  1,764   $    ---    $  2,158

The income from operations of the Discontinued Operations for 1995 and 1994 includes allocated interest expense. Interest expense of $1.6 million and $4.2 million for the three months ended June 30, 1995 and 1994, respectively, and $4.1 million and $8.3 million for the six months ended June 30, 1995 and 1994, respectively, was allocated based on the ratio of the estimated net assets to be sold in relation to the sum of the Company's shareholders' equity and the aggregate of outstanding debt at each period end.

See Note F for discussion of contingencies related to the Electro-Optical Systems and Turbomachinery businesses.


NOTE C--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                    June 30,     December 31,
                                      1995          1994
                                   (Unaudited)


Finished products                 $  36,493     $  35,649
Work in process                      36,762        31,990
Materials and supplies               34,601        32,952
                                    107,856       100,591

Less customers' progress payments     1,322         1,635
Less valuation allowance             14,184        12,133
                                  $  92,350     $  86,823





NOTE D--ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities (in thousands of dollars) consist of the following:

                                    June 30,     December 31,
                                      1995           1994
                                  (Unaudited)


Accrued product warranty costs     $  2,121      $  5,037
Accrued litigation and claim costs    2,430         4,493
Payroll and related items            15,472        12,773
Accrued interest payable              8,373        10,573
Accrued divestiture costs             4,908         8,582
Other                                13,465        12,218
                                   $ 46,769      $ 53,676



NOTE E--EARNINGS PER SHARE

Earnings per share for 1995 and 1994 are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options and warrants are excluded because their effect is not material.


NOTE  F--CONTINGENCIES

In August 1985, the Company was named as defendant in a lawsuit filed by Long Island Lighting Company ("LILCO"). The action stemmed from the sale of three diesel generators to LILCO for use at its Shoreham Nuclear Power Station. During testing of the diesel generators, the crankshaft of one of the diesel generators severed. On July 22, 1992, the trial court entered a judgment against the Company in the amount of $18.3 million which included interest to the judgment date.

On September 22, 1993, the Second Circuit Court of Appeals affirmed all lower court decisions in this matter. On October 25, 1993, the judgment was satisfied by payment to LILCO of approximately $19.3 million by two of the Company's insurers.

In late June 1992, the Company filed an action in the United States District Court for the Northern District of California against one of its insurers in an attempt to collect amounts for defense costs paid to counsel retained by the Company in defense of the LILCO litigation. The insurer has refused to reimburse the Company for approximately $8.5 million in defense costs paid by the Company alleging that defense costs above reasonable levels were expended in defending this litigation. Upon motion by the defendant this action has now been transferred to the Southern District of New York where it is now pending.

In January 1993, the Company was served with a complaint in a case brought in the United States District Court for the Northern District of California by another insurer alleging that the insurer was entitled to recover $10 million in defense costs previously paid in connection with the LILCO matter and $1.2 million of the judgment which was paid on behalf of the Company. The complaint alleges inter alia that the insurer's policies did not cover the matters in question in the LILCO case. In response, the Company filed a counterclaim against the insurer seeking payment of $8.5 million in defense costs that the Company previously paid in connection with the LILCO litigation. On January 25, 1995, the Court entered a judgment, based on a December 15, 1994 memorandum and order, dismissing the Company's counterclaim, denying the Company's motion for summary judgment, and finding sua sponte that there was no coverage under the insurer's policy for the LILCO matter. Subsequent to entry of the District Court judgment, the insurer moved to have the judgment modified to award the insurer the $10 million defense costs and $1.2 million indemnity payment. The Company filed a motion in opposition. Oral arguments relating to this motion were held on February 24, 1995 and the Company received in March 1995 the District Court's tentative decision, which if made final, would award the insurer reimbursement of the $11.2 million. In the tentative ruling, the District Court expressly provided the Company with the opportunity to submit a Memorandum of Points and Authorities as to why the Court's tentative conclusion was erroneous and invited briefing on an additional issue, not previously considered by the Court, regarding the insurer's obligation to pay the $10 million in defense costs. The Company submitted its Memorandum on April 19, 1995. In June 1995 the Company received a copy of a judgment entered by the District Court awarding $11.2 million with interest accruing from March 1995. The judgment was not supported by an order ruling upon the remaining open issues. In response to a request from the Company on July 13, 1995 the Court vacated the judgment as being premature as the outstanding issue of recoverability of the $10 million defense costs had not been finally determined, returned an appeal bond posted by the Company, and indicated that it would be issuing an order on open issues shortly.

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

The activities of certain employees of the Ni-Tec Division of the Company's former Varo Inc. subsidiary ("Ni-Tec"), headquartered in Garland, Texas, are the focus of an ongoing investigation by the Office of the Inspector General of the United States Department of Defense and the Department of Justice (Criminal Division). On July 16, 1992, Ni-Tec received a subpoena for certain records as a part of the investigation, which subpoena has been responded to. Additional subpoenas for additional documents were received in September 1992, February 1993, and March 1994. The Company responded to the September and March subpoenas and the government subsequently withdrew the February subpoena. The investigation appears directed at quality control, testing and documentation activities which began at Ni-Tec while it was a division of Optic-Electronic Corp ("OEC"). OEC was acquired by the Company in November 1990 and subsequently merged with Varo Inc. in 1991. The Company continues to cooperate fully with the investigation and is negotiating a possible basis for settlement with the government. The Company sold the operations relating to Ni-Tec to Litton Industries in June 1995 but retained liabilities associated with this investigation.

The Securities and Exchange Commission (the "Commission") conducted an inquiry into, among other things, certain accounting practices at Ni-Tec and the 1991 and 1992 fiscal year financial reporting by the Company with respect thereto. The Commission has sought certain information from the Company relating to such inquiry and the Company has cooperated with this request. This inquiry has been dormant since August 1994.

The Company was notified in August 1994 that its Electro-Optical operations were being investigated by a criminal investigative task force of the United States Department of Justice and the Internal Revenue Service. The investigation related to marketing activities regarding contracts with the Arab Republic of Egypt and with related certifications in connection with the transactions which were funded with United States foreign military aid. In connection with this investigation, the Company received and responded to a subpoena issued by the Federal Grand Jury for the District of Columbia. In May 1995, in order to resolve this matter expeditiously, Varo Inc., as the surviving entity to OEC, entered into a civil consent decree enjoining OEC against any future violation of the Foreign Corrupt Practices Act. The consent decree contains no finding of non-compliance by the Company and imposes no penalty on the Company.

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


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's financial condition and results of operations during the three and six month periods ended June 30, 1995.


Restructuring Plan

As of June 30, 1995, the Company has substantially completed the sale of businesses included in the restructuring program initially begun in October 1992, with only one business unit and certain idle facilities remaining to be sold. Through August 9, 1995, proceeds from asset sales completed during the first half of 1995 have been used to repay all of the Company's outstanding senior domestic bank debt as well as to redeem $80 million of the Company's 12.25% senior subordinated debentures.

Additionally, as a result of the $39.6 million after-tax gain recognized on the January 17, 1995 sale of the Turbomachinery business and positive first half 1995 results, shareholders' equity was $17.8 million at June 30, 1995 as compared with a deficit of $28.0 million at December 31, 1994.

On June 2, 1995, the Company completed the sale of its Optical Systems and Ni-Tec divisions of Varo Inc. and the Optical Systems division of Baird Corporation to Litton Industries and Litton Systems Inc. for $50 million in cash, which approximates book value. On June 2, 1995, the Company used a portion of the proceeds to repay all borrowings on its domestic line of credit, and on July 6, 1995 the remainder of the proceeds were used to redeem an additional $40 million of its 12.25% senior subordinated debentures, at 100% of their principal amount. This sale did not include Varo's Electronic Systems division and certain idle facilities which continue to be marketed to interested parties. Refer to the 1994 Annual Report on Form 10-K for further details related to previous asset sales.

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

Three Months Ended June 30, 1995 Compared with 1994

Net Sales

Net sales from continuing operations for the three months ended June 30, 1995 were $127.2 million, compared with $123.2 million in the 1994 period, an increase of 3.0%. This included an increase of 5.0% in net sales from core operations (excluding operations divested since the beginning of 1994). The increase was attributable to a 11% increase in the Company's Pumps, Power Transmission & Instrumentation segment while sales remained flat in the Morse Controls segment compared with the 1994 period.

Costs and Expenses

The Company's overall gross profit margin for continuing operations increased to 28.1% of net sales for the second quarter of 1995 as compared with 27.4% in the 1994 period. Both the Morse Controls segment and the Pumps, Power Transmission & Instrumentation segment gross profit margins compared favorably to the prior year.

Selling, general and administrative expenses as a percent of sales decreased slightly during the second quarter of 1995 to 18.1%, compared with 18.7% during the comparable 1994 period. The Morse Controls segment's selling, general and administrative expenses as a percent of sales compared favorably to 1994 as benefits were realized from cost savings as a result of the restructuring efforts started in early 1994. The Pumps, Power Transmission & Instrumentation segment's selling, general and administrative expenses remained flat compared to the 1994 period, as cost savings benefits realized in 1995, as a result of the 1994 restructuring, were offset by the Instrumentation group's efforts to expand sales coverage of transducer products in the U.S., Gems products in Europe and increase exposure to the far east markets. Research and development expenditures increased slightly to 1.5% of net sales, from 1.2% in the comparable 1994 period, principally due to increased spending by the Company's Roltra-Morse group to meet future product requirements.

Total interest expense (before allocation to discontinued operations) in the second quarter of 1995 was 10% lower than in the 1995 first quarter, reflecting the favorable effects of debt paydowns from asset sale proceeds. Total interest expense of $9.3 million for the three months ended June 30, 1995 was $3.8 million, or 28.9%, less than the three months ended June 30, 1994. This decrease was a result of average borrowings in the second quarter of 1995 being approximately $115.9 million lower than the comparable 1994 period. The interest expense for continuing operations as shown on the Consolidated Statements of Income excludes interest expense incurred by the discontinued operations as well as an interest allocation to the discontinued operations of $1.5 million and $4.3 million for the three months ended June 30, 1995 and 1994, respectively.

The effective income tax rate for continuing operations for the second quarter of 1995 was 20.4% compared with 72.2% in the comparable 1994 period. The amounts in both periods represent foreign and state income taxes. The Company is utilizing existing U.S. net operating loss carryforwards on its domestic earnings. The decrease in the effective tax rate in 1995 is a result of the larger domestic earnings component of pretax income compared with the corresponding 1994 period.

Income from continuing operations before extraordinary item was $3.4 million ($.20 per share) in the second quarter of 1995, compared with break-even results ($0.00 per share) in the same period of 1994. Net income was $3.4 million and $1.8 million for the three months ended June 30, 1995 and 1994, respectively.

Segment  Operating Results (Three Months Ended June 30,  1995
Compared with 1994)

The Morse Controls segment consists of the Roltra-Morse group and the Morse Controls group. Although the Morse Controls segment's net sales remained essentially flat in the second quarter of 1995 at $57.3 million, as compared with $58.1 million in the second quarter a year ago, the operating income increased by 52% to $4.9 million as improvements in the segment's Morse Controls group more than offset a decline in the Roltra-Morse group.

The segment's Morse Controls group net sales increased 8.7% for the three months ended June 30, 1995, compared with the 1994 period (including a 5% increase due to the favorable effects of exchange rate changes). The increases from operations in both sales and income was primarily a result of a better economic environment for the group's products in Germany, and the resolution of a number of difficulties encountered in consolidating divisional operations in Germany that negatively affected last year's second period.

The Roltra-Morse group's second quarter 1995 net sales decreased 9.8% compared with the 1994 period, due to a reduction in customer requirements for certain automotive components, and a 4% unfavorable effect related to exchange rate changes for the Italian lira. This lower sales level and an increase in research and development spending to meet future product requirements reduced the group's operating income in the quarter below that of a year ago.

Segment bookings and backlog are both down from prior-year levels, primarily as the result of anticipated reduced requirements for certain automotive components.

The Pumps, Power Transmission & Instrumentation segment consists of the Pumps group, the Power Transmission group and the Instrumentation group. Segment sales and operating income in the second quarter of 1995 were each 11% ahead of the comparable period last year, with all three groups in the segment contributing to the respective improvements.

Net sales of the Pumps group increased 10.1 % in the second quarter of 1995, as compared with the 1994 period. Sales in the quarter benefited as foreign exchange rates made Imo Pump divisions' exports from both the U.S. and Sweden more competitive, particularly in the crude oil marketplace. Gains in commercial sales more than offset continued soft Navy requirements. Bookings in the recent second quarter were 21% ahead of bookings in the same quarter last year.

Power Transmission group net sales increased 7.2% in the second quarter of 1995, over the second quarter of 1994, continuing to show year-over-year gains into the industrial distribution marketing channel, with improvement occurring in most major product lines.

Instrumentation group sales in the second quarter of 1995 advanced 16% over sales in the second quarter of 1994. Strong increases in demand for the group's transducer products in Europe are the driving factor behind this gain.


Six Months Ended June 30, 1995 Compared with 1994

Net Sales

Net sales from continuing operations for the six months ended June 30, 1995 were $251.6 million, compared with $234.0 million in the 1994 period, an increase of 7.5%. This included an increase of 9.7% in net sales from core operations (excluding operations divested since the beginning of 1994). The Company's core business segments both contributed with increases over the prior year of 10.8% and 8.8%, in the Morse Controls and the Pumps, Power Transmission & Instrumentation business segment net sales, respectively.

Costs and Expenses

The Company's overall gross profit margin for continuing operations for the first half of 1995 continued to compare favorably to the prior year, as both its Morse Controls and its Pumps, Power Transmission & Instrumentation business segments experienced increases.

Selling, general and administrative expenses as a percent of sales decreased slightly for the first half of 1995 to 18.2%, compared with 18.6% during the comparable 1994 period. The Morse Controls segment's selling, general and administrative expenses as a percent of sales compared favorably to 1994 as benefits were realized from the increased sales volume as well as cost savings as a result of the restructuring efforts started in early 1994. The decrease as a percent of sales in the Morse Controls segment was partially offset by increased
selling   expenses  in  the  Pumps,  Power   Transmission   &
Instrumentation segment due to the Instrumentation group's efforts to expand sales coverage of transducer products in the U.S., Gems products in Europe and increase exposure to the far east markets.

Average borrowings during the first six months of 1995 were $88.8 million lower than the comparable 1994 period due to the repayments of debt from asset sale proceeds. As a result, total interest expense of $19.5 million (before allocation of $4.1 million to discontinued operations) for the six months ended June 30, 1995 was $6.3 million, or 24.4%, less than the 1994 period total interest of $25.8 million (before allocation of $8.5 million to discontinued operations). The interest expense for continuing operations as shown on the Consolidated Statements of Income excludes interest expense incurred by the discontinued operations as well as an interest allocation to the discontinued operations.

The effective income tax rate for continuing operations for the first half of 1995 was 21.5% compared with 52.1% in the comparable 1994 period. The amounts in both periods represent foreign and state income taxes. The Company is utilizing existing U.S. net operating loss carryforwards on its domestic earnings. The decrease in the effective tax rate in 1995 is a result of the larger domestic earnings component of pretax income compared with the corresponding 1994 period.

Income from continuing operations before extraordinary item was $7.0 million ($.41 per share) for the six months ended June 30, 1995, compared with $0.5 million ($0.03 per share) in the same period of 1994. Net income for the first half of 1995 was $42.4 million ($2.49 per share). This included an after-tax gain on the disposal of the Company's Turbomachinery business segment of $39.6 million ($2.32 per share) and an extraordinary charge of $4.1 million ($.24 per share) related to the early extinguishment of debt. Net income for the first half of 1994 was $2.7 million ($.16 per share).

Segment  Operating Results (Six Months Ended  June  30,  1995
Compared with 1994)

Morse Controls segment sales increased 10.8% (including a 3% benefit from changes in foreign exchange rates) to $115.0 million in the first half of 1995, as compared with $103.8 million for the 1994 period. The segment's Morse Controls group sales increased by 17.9% in the first half of 1995 (including a 6% benefit from changes in foreign exchange rates), as a result of a better economic environment for the group's products in Germany, the continued recovery in the marine market and increased demand for most industrial market equipment. The Roltra-Morse group, the segment's automotive components supplier, had a sales increase of 4.5% for the first six months of 1995, as compared with the 1994 period, due to increases in production of automobiles in Italy using the group's products, partially offset by the second quarter reduction for certain automotive products and unfavorable change in foreign exchange rates.

Segment operating income increased 68%, to $9.8 million for the first six months of 1995, compared with $5.8 million for the first half of 1994. The Morse Controls group segment operating income more than doubled as compared with the 1994 period, benefiting from the increased sales volume along with the resolution of a number of difficulties in consolidating divisional operations in Germany that negatively affected 1994 results. Roltra-Morse group earnings increased 6% for the first six months of 1995 as the product requirements due to increased production of automobiles in Italy more than offset the second quarter 1995 reductions in customer requirements for certain products and unfavorable effects of exchange rate changes.

Pumps, Power Transmission & Instrumentation segment sales were $136.6 million during the first half of 1995, an increase of 8.8% compared to the prior year level of $125.5 million. The segment's earnings of $16.0 were 5.5% ahead of the 1994 period. All three groups in the segment contributed to the increase in sales. The segment's Power Transmission group earnings increased 45% during the first half of 1995, compared with 1994, benefiting from the increased volume.
This increase was offset by decreased earnings for the segment's Pumps and Instrumentation groups caused primarily by shifts in product mix and increased spending directed toward development of the sales and marketing organizations.


Liquidity and Capital Resources

The Company's domestic liquidity requirements are served by a $50 million revolving credit facility, while its needs outside the U.S. are covered by short and intermediate term credit facilities from foreign banks.

As of June 30, 1995, there were no borrowings under the $50 million revolving credit facility; however $27.2 million of standby letters of credit were outstanding. The Company also has approximately $32.4 million in foreign short-term credit facilities with approximately $12.2 million outstanding as of June 30, 1995.

Through August 9, 1995, the Company redeemed $80 million of its 12.25% senior subordinated debentures, at 100% of their principal amount, thereby further reducing its interest expense. In March 1995, $40 million were redeemed with proceeds from the sale of its Turbomachinery business, and on July 6, 1995 an additional $40 million were redeemed with proceeds from the sale of the Company's Electro-Optical Systems businesses. The Company anticipates refinancing the remaining $70 million of its 12.25% senior subordinated debentures before the end of the year.

As a result of this early extinguishment of debt, a $4.1 million ($.24 per share) charge was recorded as an extraordinary item in the first quarter of 1995. The charge consisted of the write-off of deferred debt expense associated with the portions of the domestic senior debt repaid and the 12.25% senior subordinated debentures redeemed. The $40 million redemption of 12.25% senior subordinated debentures on July 6, 1995 will result in an extraordinary charge of approximately $.3 million in the third quarter of 1995.

At June 30, 1995, the Company had outstanding $110 million of 12.25% senior subordinated debentures maturing in 1997 and $150 million of 12% senior subordinated debentures maturing in amounts of $37.5 million in 1999, $37.5 million in 2000 and $75.0 million in 2001.

The Company's operating activities used cash of $17.7 million in the first half of 1995, compared with cash used of $.4 million in the comparable 1994 period. Net cash provided by investing activities was $160.6 million in 1995, compared with cash provided of $2.8 million in the 1994 period. The increase in net cash provided by investing activities is principally a result of $174.8 million of net proceeds generated from the sale of businesses and assets in the first six months of 1995 versus $7.3 million in 1994. Cash and cash equivalents increased to $48.7 million at June 30, 1995 from $26.9 million at December 31, 1994, due to proceeds of asset sales on hand, partially offset by cash used by operating activities and increased capital expenditures during the first half of 1995.

Working capital at June 30, 1995 was $129.7 million, a decrease of $5.5 million from the end of 1994, due principally to the sales of the Company's Turbomachinery business segment and most of its Electro-Optical Systems business in the first half of 1995. The ratio of current assets to current liabilities was 2.0 at June 30, 1995, compared with 1.9 at December 31, 1994. Principally as a result of the aforementioned sales of businesses, the gain on the disposal of the Turbomachinery business and the related debt repayments during the first half of 1995, the Company's total debt as a percent of its total capitalization was reduced to 94.1% at June 30, 1995 from 107.5% at December 31, 1994.

The Company believes that cash flow from operations, together with the credit facilities, available cash and cash generated by the remainder of asset divestiture program will be sufficient to meet its liquidity needs for the foreseeable future.



PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

In January 1993, the Company was served with a complaint in a case brought in the United States District Court for the Northern District of California by an insurer alleging that the insurer was entitled to recover $10 million in defense costs previously paid in connection with the LILCO matter and $1.2 million of the judgment which was paid on behalf of the Company. On January 25, 1995, the Court entered a judgment, based on a December 15, 1994 memorandum and order, dismissing the Company's counterclaim, denying the Company's Motion for summary judgment, and finding sua sponte that there was no coverage under the insurer's policy for the LILCO matter. Subsequent to entry of the District Court judgment, the insurer moved to have the judgment modified to award the insurer the $10 million defense costs and $1.2 million indemnity payment. The Company has filed a motion in opposition. Oral arguments relating to this motion were held on February 24, 1995 and the Company recently received the District Court's tentative decision, which if made final, would award the insurer reimbursement of the $11.2 million. In a tentative ruling, the District Court expressly provided the Company with the opportunity to submit a Memorandum of Points and Authorities as to why the Court's tentative conclusion was erroneous and invited briefing on an additional issue, not previously considered by the Court, regarding the insurer's obligation to pay the $10 million in defense costs. The Company submitted its Memorandum on April 19, 1995. In June 1995 the Company received a copy of a judgment entered by the District Court awarding $11.2 million with interest accruing from March 1995. The judgment was not supported by an order ruling upon the remaining open issues. In response to a request from the Company on July 13, 1995 the Court vacated the judgment as being premature as the outstanding issue of recoverability of the $10 million defense costs had not been finally determined, returned an appeal bond posted by the Company, and indicated that it would be issuing an order on open issues shortly.

The Company was notified in August 1994 that its Electro-Optical operations were being investigated by a criminal investigative task force of the United States Department of Justice and the Internal Revenue Service. The investigation related to marketing activities regarding contracts with the Arab Republic of Egypt and with related certifications in connection with the transactions which were funded with United States foreign military aid. In connection with this investigation, the Company received and responded to a subpoena issued by the Federal Grand Jury for the District of Columbia. In May 1995, in order to resolve this matter expeditiously, Varo Inc., as surviving entity to Optic-Electronic Corp., entered into a civil consent decree enjoining Optic-Electronic Corp against any future violation of the Foreign Corrupt Practices Act. The consent decree contains no finding of non-compliance by the Company and imposes no penalty on the Company.

For additional information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference, and to Note F in Part I of this report.


Item 4.      Submission of Matters to a Vote of Security Holders.

The  Annual Meeting of the Company's Stockholders was held on May
18, 1995.

The following Directors were elected:

             Name                Votes For           Votes Withheld
      Donald K. Farrar          14,507,940                624,080
      Donald C. Trauscht        14,486,861                645,159

There  were  no  broker  non-votes  regarding  the  election   of
Directors.

Ernst  &  Young  LLP was elected as independent auditors  of  the
Company  with 15,003,178 votes in favor of such election,  66,316 votes against and 62,526 abstentions. There were no broker non-votes regarding the election of such auditors.

An amendment to the Company's Equity Incentive Plan for Key Employees was approved with 9,468,414 votes in favor of such amendment, 4,272,917 votes against, 129,030 abstentions, and 1,261,659 broker non-votes regarding the approval of the amendment.

The  Company's  1995 Equity Incentive Plan for Outside  Directors
was  approved  with  11,321,764  votes  in  favor  of  the  Plan,
2,410,780  votes  against,  137,817  abstentions,  and  1,261,659 broker non-votes regarding the approval of the Plan.



Item 6.     Exhibits and Reports on Form 8-K.

         (a) Exhibits:

               The following exhibits are being filed as part
                 of this Report:

           Exhibit No.      Description

           10.41  Purchase and Sale Agreement among Litton
                  Industries,  Inc., and  Litton  Systems,
                  Inc.,  and  Imo Industries  Inc.,  Baird
                  Corporation,            Optic-Electronic
                  International, Inc. and Varo Inc.  dated
                  May 11, 1995 and amended and restated as
                  of   June  2,  1995  (  incorporated  by
                  reference  to  Exhibit  10.41   to   the
                  Company's Form 8-K report filed with the Commission on June 19, 1995 ).

           27     Financial Data Schedule as of June 30, 1995

           (b) Reports on Form 8-K:

               On June 19, 1995, the Company filed a report on Form 8-K, reporting under Items 2 and 7, disclosing the completion of the sale of its Optical Systems and Ni-Tec divisions of Varo Inc. and the Optical Systems division of Baird Corporation to Litton Industries, Inc. and Litton Systems, Inc.




                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Imo Industries Inc.

                                              (Registrant)



Date August 9, 1995                         /s/ DONALD K. FARRAR
                                            Donald K. Farrar
                                            Chairman, Chief Executive Officer,
                                            President and Director
                                            (principal executive officer)



Date August 9, 1995                         /s/ WILLIAM M. BROWN
                                            William M. Brown
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)



Date August 9, 1995                         /s/ ROBERT A. DERR II
                                            Robert A. Derr II
                                            Vice President and
                                            Corporate Controller
                                            (principal accounting officer)