Form 10-Q
period 1995-09-30
IMO INDUSTRIES INC
filed 1995-11-13
CIK 804151

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to



Commission file number 1-9294


                      Imo Industries Inc.
    (Exact name of registrant as specified in its charter)

           Delaware                                 21-0733751
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

1009 Lenox Drive, Building Four West
Lawrenceville,  New Jersey                             08648
(Address of principal executive offices)             (Zip code)

Registrant's  telephone number, including area code  609-896-7600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate  the  number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of   the   latest
practicable date: Common Stock, $1.00 Par Value--17,083,609 shares as of October 31, 1995.




                            INDEX

                                                                  Page
                                                                 Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

      Consolidated Statements of Income--Three and nine
        months ended September 30, 1995 and 1994                    2

      Consolidated Balance Sheets--September 30, 1995 and
        December 31, 1994                                           3

      Consolidated Statements of Cash Flows--Nine
        months ended September 30, 1995 and 1994                    4

      Notes to Consolidated Financial Statements--
        September 30, 1995                                        5 - 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                    10 - 17


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                        18
Item 6.  Exhibits and Reports on Form 8-K.                         18

SIGNATURES                                                         19


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

             Imo Industries Inc. and Subsidiaries
               Consolidated Statements of Income
        (Dollars in thousands except per share amounts)
                                        Three Months Ended       Nine Months Ended
                                           September 30,             September 30,
                                         1995         1994         1995         1994
                                            (Unaudited)               (Unaudited)

Net Sales                            $  109,428   $  113,421   $  361,031   $  347,393

Cost of products sold                    78,419       81,792      258,052      250,765


Gross Profit                             31,009       31,629      102,979       96,628


Selling, general and
  administrative expenses                19,085       19,571       64,995       63,123
Research and development expenses         1,721        1,333        5,566        4,471

Income From Operations                   10,203       10,725       32,418       29,034

Interest expense                          7,842        8,504       23,290       25,787
Interest income                            (402)        (355)      (1,694)      (1,002)

Other income, net                          (165)        (245)        (855)        (359)
Equity in (income) loss of
  unconsolidated companies                  (25)         (25)        (277)          25

Income From Continuing
  Operations Before Income
  Taxes, Minority Interest and
  Extraordinary Item                      2,953        2,846       11,954        4,583

Income tax expense                          695          861        2,630        1,766
Minority interest                           (69)         (66)          37          267

Income From Continuing
  Operations Before
  Extraordinary Item                      2,327        2,051        9,287        2,550

Discontinued Operations:
   Income from Operations (net
     of income taxes of $.3
     million and $.6 million,
     respectively, in 1994)                 ---          737          ---        2,895
   Gain (Loss) on Disposal (net
     of income taxes of $5.2
     million for the nine
     months ended September 30,
     1995)                               (6,750)         ---       32,863          ---
         Total Income (Loss)
           from Discontinued
           Operations                    (6,750)         737       32,863        2,895
Extraordinary Item - Loss on
  Extinguishment of Debt                   (304)      (5,299)      (4,444)      (5,299)

Net Income (Loss)                    $   (4,727)  $   (2,511)  $   37,706   $      146


Earnings per share:
        Continuing operations
          before extraordinary item  $     0.14   $     0.12   $     0.55   $     0.15
        Discontinued operations      $    (0.40)  $     0.04   $     1.92   $     0.17
        Extraordinary item           $    (0.02)  $    (0.31)  $    (0.26)  $    (0.31)
        Net income (Loss)            $    (0.28)  $    (0.15)  $     2.21   $     0.01

Weighted average number of
shares outstanding                   17,067,916   16,917,738   17,038,127   16,913,857

See accompanying notes to consolidated financial statements.


             Imo Industries Inc. and Subsidiaries
                 Consolidated Balance Sheets
                   (Dollars in thousands)


                                      September 30,  December 31,
                                          1995          1994
                                       (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents              $    2,313   $   26,942
Trade accounts and notes
  receivable, less allowance of
  $2,374 in 1995 and $2,659 in 1994        79,999       84,924
Inventories-net                            94,795       86,823
Deferred income taxes                       5,423        4,328
Net assets of discontinued
  operations-current                        3,409       68,697
Prepaid expenses and other
  current assets                            8,387        6,593
Total Current Assets                      194,326      278,307
Property, Plant and Equipment-on
  the basis of cost                       201,056      183,701
Less allowance for depreciation
  and amortization                       (103,625)     (91,297)
Net Property, Plant and Equipment          97,431       92,404
Intangible Assets, Principally
  Goodwill                                 81,494       82,435
Investments in and Advances to
  Unconsolidated Companies                  4,526        3,653
Net Assets of Discontinued
  Operations - Noncurrent                  15,636       76,273
Other Assets                               53,701       41,587
Total Assets                            $ 447,114   $  574,659

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current Liabilities
Notes payable                           $  10,286   $   12,771
Trade accounts payable                     46,559       47,696
Accrued expenses and other
  liabilities                              46,329       53,676
Accrued costs related to
  discontinued operations                   2,959        6,444
Income taxes payable                        8,389        5,479
Current portion of long-term debt           1,680       17,039
Total Current Liabilities                 116,202      143,105
Long-Term Debt                            231,102      376,998
Deferred Income Taxes                       6,355        7,364
Accrued Postretirement Benefits -
  Long-Term                                27,289       30,918
Accrued Pension Expense and Other
  Liabilities                              51,170       41,997
Total Liabilities                         432,118      600,382
Minority Interest                           1,947        2,281
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value;
  authorized and unissued 5,000,000
  shares                                     ---           ---
Common stock: $1.00 par value;
  authorized 25,000,000 shares
  issued 18,754,897 and
  18,680,428 in 1995 and 1994,
  respectively                            18,755        18,680
Additional paid-in capital                80,263        79,789
Retained earnings (deficit)              (68,596)     (106,302)
Cumulative foreign currency
  translation adjustments                  1,500        (1,298)
Minimum pension liability
  adjustment                                (853)         (853)
Treasury stock at cost -
  1,672,788 shares in 1995
  and 1994                               (18,020)      (18,020)
Total Shareholders' Equity                13,049       (28,004)
Total Liabilities and
  Shareholders' Equity                 $ 447,114    $  574,659

See accompanying notes to consolidated financial statements.




            Imo Industries Inc. and Subsidiaries
            Consolidated Statements of Cash Flows
                   (Dollars in thousands)

                                                       Nine Months
                                                   Ended September 30,
                                                     1995         1994
                                                       (Unaudited)
OPERATING ACTIVITIES
Net income                                      $   37,706  $      146
Adjustments to reconcile net income to
  net cash provided by continuing operations:
    Discontinued operations                            ---      (2,895)
    Net gain on sale of discontinued
      operations                                   (32,863)        ---
    Extraordinary item                               4,444       5,299
    Depreciation                                    11,670      12,344
    Amortization                                     2,738       4,389
    Other                                             (395)        821
    Other changes in operating assets
      and liabilities:
        Decrease (increase) in
          accounts and notes receivable              4,925     (13,030)
        Increase in inventories                     (7,972)     (2,939)
        Decrease in recoverable income
          taxes                                        ---       3,826
        Increase in accounts payable and
          accrued expenses                          (7,815)      6,689
        Other operating assets and
          liabilities                              (14,003)      4,057
   Net cash (used) provided by
     continuing operations                          (1,565)     18,707
   Net cash (used) provided by discontinued
     operations                                    (13,709)      7,721

Net Cash (Used in) Provided by
  Operating Activities                             (15,274)     26,428

INVESTING ACTIVITIES
Purchases of property, plant and
  equipment                                        (15,126)     (4,395)
Proceeds from sale of businesses and
  sales of property, plant and equipment           173,416      12,855
Net cash used by discontinued operations            (3,955)     (2,199)
Other                                                 (122)     (1,097)

Net Cash Provided by Investing Activities          154,213       5,164

FINANCING ACTIVITIES
Decrease in notes payable                           (2,485)    (32,860)
Proceeds from long-term borrowings                  11,757      85,302
Principal payments on long-term debt              (173,554)    (50,245)
Payment of debt financing costs                        ---     (10,953)
Other                                                  547         258

Net Cash Used in Financing Activities             (163,735)     (8,498)

Effect of exchange rate changes on cash                167         354
(Decrease) Increase in Cash and Cash
  Equivalents                                      (24,629)     23,448
Cash and cash equivalents at beginning
  of period                                         26,942      22,356

Cash and Cash Equivalents at End of
  Period                                        $    2,313  $   45,804

Supplemental disclosures of cash flow
information:
   Cash paid (received) during the
    period for:
      Interest expense                          $   28,713  $   37,971

      Income taxes                              $    5,448  $   (8,680)

See accompanying notes to consolidated financial statements.




Imo Industries Inc. and Subsidiaries


Notes to Consolidated Financial Statements (Unaudited with respect to September 30, 1995 and 1994 and the periods then ended.)


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The third quarter of 1995 benefited by $1.1 million representing favorable changes in previously estimated costs. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B--DISCONTINUED OPERATIONS

The Company has accounted for its former Electro-Optical Systems business and Turbomachinery business segments as
discontinued   operations  in  accordance   with   Accounting
Principles Board Opinion No. 30. By the end of the second quarter of 1995, the Company had completed the sales of its Turbomachinery business and a substantial part of its Electro-Optical Systems business. Not included in these sales were certain idle facilities which are being held for sale, as well as the Electro-Optical System's Varo Electronic Systems division, which continues to be marketed to interested parties.

In the third quarter of 1995, the Company recorded a provision of $6.8 million related to contingencies associated with the sale of the Electro-Optical Systems businesses. The provision partially offset a $39.6 million gain on the sale of the Turbomachinery business recorded in the first quarter of 1995.

On July 6, 1995, the Company redeemed $40 million of its 12.25% senior subordinated debentures with the proceeds from the June 1995 sale of most of its Electro-Optical Systems business to Litton Industries. As a result of this early extinguishment of debt, a $.3 million ($.02 per share) charge was recorded as an extraordinary item in the third quarter of 1995. The charge consisted of the write-off of previously deferred debt expense associated with the 12.25% senior subordinated debentures redeemed.

Net  sales  of the discontinued operations were $4.9  million and $80.2 million for the three months ended September 30, 1995 and 1994, and $53.2 million and $256.6 million for the nine months ended September 30, 1995 and 1994, respectively. The discontinued operations incurred a net loss of $.1 million and income of $.7 million for the three months ended September 30, 1995 and 1994, and a loss of $2.3 million and income of $2.9 million for the nine months ended September 30, 1995 and 1994, respectively. These results from operations include allocated interest expense of $.4 million and $4.2 million for the three months ended September 30,
1995 and 1994, and $4.5 million and $12.7 million for the nine months ended September 30, 1995 and 1994, respectively. The 1995 net loss, including allocated interest, was charged against the reserve for anticipated losses previously established by the Company.

See Note F for discussion of contingencies related to the Electro-Optical Systems and Turbomachinery businesses.


NOTE C--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                 September 30,   December 31,
                                      1995         1994
                                  (Unaudited)

Finished products                 $  36,039     $  35,649
Work in process                      33,874        31,990
Materials and supplies               37,326        32,952
                                    107,239       100,591

Less customers' progress payments       795         1,635
Less valuation allowance             11,649        12,133
                                  $  94,795     $  86,823



NOTE D--ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities (in thousands of dollars) consist of the following:

                                  September 30,  December 31,
                                       1995         1994
                                   (Unaudited)


Accrued product warranty costs     $  2,171      $  5,037
Accrued litigation and claim costs    1,844         4,493
Payroll and related items            15,764        12,773
Accrued interest payable              8,910        10,573
Accrued divestiture costs             4,050         8,582
Other                                13,590        12,218
                                   $ 46,329      $ 53,676




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

In late June 1992, the Company filed an action in the United States District Court for the Northern District of California against one of its insurers in an attempt to collect amounts for defense costs paid to counsel retained by the Company in defense of the LILCO litigation. The insurer has refused to reimburse the Company for approximately $8.5 million in defense costs paid by the Company alleging that defense costs above reasonable levels were expended in defending this litigation. In a counterclaim, the defendant is seeking reimbursement of all or part of $1.7 million in defense costs previously paid by this insurer. Upon motion by the defendant this action has now been transferred to the Southern District of New York where it is now pending.

In January 1993, the Company was served with a complaint in a case brought in the United States District Court for the Northern District of California by another insurer alleging that the insurer was entitled to recover $10 million in defense costs previously paid in connection with the LILCO matter and $1.2 million of the judgment which was paid on behalf of the Company. The complaint alleges inter alia that the insurer's policies did not cover the matters in question in the LILCO case. In response, the Company filed a counterclaim against the insurer seeking payment of $8.5 million in defense costs that the Company previously paid in connection with the LILCO litigation. On January 25, 1995, the Court entered a judgment, based on a December 15, 1994 memorandum and order, dismissing the Company's counterclaim, denying the Company's motion for summary judgment, and finding sua sponte that there was no coverage under the insurer's policy for the LILCO matter. Subsequent to entry of the District Court judgment, the insurer moved to have the judgment modified to award the insurer the $10 million defense costs and $1.2 million indemnity payment. The Company filed a motion in opposition. Oral arguments relating to this motion were held on February 24, 1995 and the Company received in March 1995 the District Court's tentative decision, which if made final, would award the insurer reimbursement of the $11.2 million. In the tentative ruling, the District Court expressly provided the Company with the opportunity to submit a Memorandum of Points and Authorities as to why the Court's tentative conclusion was erroneous and invited briefing on an additional issue, not previously considered by the Court, regarding the insurer's obligation to pay the $10 million in defense costs. The Company submitted its Memorandum on April 19, 1995. In June 1995 the Company received a copy of a judgment entered by the District Court awarding $11.2 million with interest accruing from March 1995. The judgment was not supported by an order ruling upon the remaining open issues. In response to a request from the Company on July 13, 1995 the Court vacated the judgment as being premature as the outstanding issue of recoverability of the $10 million defense costs had not been finally determined, returned an appeal bond posted by the Company, and indicated that it would be issuing an order on open issues shortly. The Company is still awaiting a decision.

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought by approximately 13,500 claimants who allege injury caused by exposure to asbestos. Although the Company and its subsidiary have never been producers or direct suppliers of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary had components which contained asbestos. The allegations state a claim for asbestos exposure when Company-manufactured equipment was maintained or installed. Suits against the Company have been tendered to its insurers who are defending under their stated reservation of rights. Certain insurers for the subsidiary have been identified and have been provided notice. Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

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


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's financial condition and results of operations during the three and nine month periods ended September 30, 1995.

Restructuring Plan

By mid-year 1995, the Company had substantially completed the sale of businesses included in the restructuring program initially begun in October 1992. Remaining assets to be sold include the Electro-Optical System's Varo Electronic Systems division and certain idle facilities, which continue to be marketed to interested parties. Through the end of the third quarter, proceeds from asset sales completed during the first half of 1995 have been used to repay the Company's outstanding senior domestic bank debt as well as to redeem $80 million of its 12.25% senior subordinated debentures.

Additionally, as a result of the $32.9 million after-tax gain recognized on the 1995 sales of discontinued operations and positive results for the first nine months of 1995, shareholders' equity was $13.0 million at September 30, 1995 as compared with a deficit of $28.0 million at December 31, 1994.

On June 2, 1995, the Company completed the sale of its Optical Systems and Ni-Tec divisions of Varo, Inc. and the Optical systems division of Baird to Litton Industries for $50 million in cash, which approximated book value. These divisions represented the major portion of its Electro-Optical Systems business. In the third quarter of 1995, the Company recorded a provision of $6.8 million related to contingencies associated with this sale to Litton Industries. This provision partially offset a $39.6 million gain on the sale of the Turbomachinery business recorded in the first quarter of 1995.

Refer to the 1994 Annual Report on Form 10-K for further details related to previous asset sales.


Results of Operations

The Company's former Electro-Optical and Turbomachinery businesses have been accounted for as discontinued operations in the accompanying consolidated financial statements. Accordingly, the discussion that follows concerns only the results of continuing operations. As a result of discontinuing the Electro-Optical Systems and Turbomachinery business segments, the Company has focused its operations on the remaining two business segments, the Morse Controls segment and the Pumps, Power Transmission & Instrumentation segment.

Three Months Ended September 30, 1995 Compared with 1994

Net Sales

Net sales for the three months ended September 30, 1995 were $109.4 million, compared with $113.4 million in the 1994 period, a decrease of 3.5%. The decrease was attributable to a 5.5% decrease in the Company's Morse Controls segment while sales remained flat in the Pumps, Power Transmission & Instrumentation segment compared with the 1994 period.

Costs and Expenses

The Company's overall gross profit margin increased to 28.3% of net sales for the third quarter of 1995 as compared with 27.9% in the 1994 period. The increase was attributable to a 5% increase in the Pumps, Power Transmission & Instrumentation segment partially offset by a decrease in the Morse Controls segment.

Selling, general and administrative expenses as a percent of sales increased during the third quarter of 1995 to 18.4%, compared with 17.3% during the comparable 1994 period. The Morse Controls segment's selling, general and administrative expenses as a percent of sales increased from 10.6% to 13.1% due to lower sales volume as well as increased spending for future growth. The Pumps, Power Transmission & Instrumentation segment's selling, general and administrative expenses remained flat compared with the 1994 period, as cost savings benefits realized in 1995, as a result of the 1994 restructuring, were offset by the Instrumentation group's efforts to expand sales coverage of transducer products in the U.S., Gems products in Europe and increase exposure to Far East markets. Research and development expenditures increased slightly to 1.5% of net sales, from 1.2% in the comparable 1994 period, principally due to increased spending by the Company's Roltra-Morse group to meet future product requirements.

Near the end of the third quarter, a formal company-wide review was begun to identify ways to significantly reduce general and administrative expenses. Implementation of the cost reduction program is planned to begin in the fourth quarter of 1995. Costs associated with this program and other restructurings in the fourth quarter are expected to exceed fourth quarter earnings. Future savings associated with these programs are expected to be significant.

Total interest expense (before allocation to discontinued operations) in the third quarter of 1995 was 10% lower than in the 1995 second quarter, reflecting the favorable effects of debt paydowns from asset sale proceeds. Total interest expense of $8.3 million for the three months ended September 30, 1995 was $4.4 million, or 34.8%, less than the three months ended September 30, 1994. This decrease was a result of average borrowings in the third quarter of 1995 being approximately $150.7 million lower than the comparable 1994 period. The interest expense for continuing operations as shown on the Consolidated Statements of Income excludes interest expense incurred by the discontinued operations as well as an interest allocation to the discontinued operations of $.5 million and $4.2 million for the three months ended September 30, 1995 and 1994, respectively.

The effective income tax rate for continuing operations for the third quarter of 1995 was 23.5% compared with 30.2% in the comparable 1994 period. The amounts in both periods represent foreign and state income taxes. The Company is utilizing existing U.S. net operating loss carryforwards on its domestic earnings. The decrease in the effective tax rate in 1995 is a result of the larger domestic earnings component of pretax income compared with the corresponding 1994 period.

Income from continuing operations before extraordinary item was $2.3 million ($.14 per share) in the third quarter of 1995, compared with $2.1 million ($0.12 per share) in the same period of 1994. The third quarter of 1995 benefited by $1.1 million representing favorable changes in previously estimated costs.

After giving effect to an extraordinary charge of $.3 million ($0.02 per share) related to the early extinguishment of debt in connection with the redemption of $40 million of 12.25% senior subordinated debentures and a loss on disposal of discontinued operations of $6.8 million ($0.40 per share), a net loss of $4.7 million ($0.28 per share) was recorded in the third quarter. There was a net loss in the third quarter of 1994 primarily due to an extraordinary charge of $5.3 million ($0.31 per share) related to the early extinguishment of debt in connection with the restructuring of the Company's senior credit facilities offset by income from discontinued operations of $.7 million ($0.04 per share).

Segment  Operating Results (Three Months Ended September  30,
1995 Compared with 1994)

The Morse Controls segment consists of the Roltra-Morse group and the Morse Controls group. The segment's net sales decreased in the third quarter of 1995 to $46.3 million, as compared with $49.0 million in the third quarter a year ago. Operating income decreased by 35% to $3.4 million as both groups were adversely affected by decreased sales volume and general market conditions.

The segment's Morse Controls group net sales decreased 4.5% for the three months ended September 30, 1995, compared with the 1994 period (net of a 3.1% increase due to the favorable effects of exchange rate changes). The decreases from operations in both sales and income was primarily a result of a general slowdown in end markets and changes in the mix of pleasure marine business in the U.S. Additionally, temporary component shortages and delayed shipments adversely affected sales in Germany. Income was primarily affected by the decline in sales volume as well as increased spending for future growth.

The   Roltra-Morse  group's  third  quarter  1995  net  sales
decreased 6.7% compared with the 1994 period, due to a reduction in customer requirements for certain automotive components, and a 3% unfavorable effect related to exchange rate changes for the Italian lira. This lower sales level and an increase in research and development spending to meet future product requirements reduced the group's operating income in the quarter below that of a year ago.

Segment bookings were up 5% from prior year levels, with an increase at Roltra more than offsetting a decline in the Controls group. Backlog is down from prior-year levels, primarily as the result of anticipated reduced requirements for certain automotive components.

The Pumps, Power Transmission & Instrumentation segment consists of the Pumps group, the Power Transmission group and the Instrumentation group. Segment sales were relatively flat with those of the comparable period last year, while operating income was 10% ahead of prior year.

Net sales of the Pumps group remained flat in the third quarter of 1995, as compared with the 1994 period, with gains by the Imo Pump divisions offsetting a decline at Warren Pumps. Sales at Warren Pumps were impacted by a reduced level of Navy business and technical difficulties that caused a delay in shipments. These same factors had a negative impact on the group's operating profit, reducing it below the prior year's level. Bookings in the recent third quarter were 28% ahead of bookings in the same quarter last year due to significant orders for Navy, oilfield and processing markets.

Power Transmission group net sales decreased 7.2% in the third quarter of 1995, over the third quarter of 1994, reflecting a slowdown in general economic activity. Orders for maintenance and repair parts were more affected than those for the OEM sector.

Instrumentation group sales in the third quarter of 1995 were slightly ahead of sales in the third quarter of 1994. Increased investment in marketing initiatives in the U.S. largely offset operating income increases at European operations.


Nine Months Ended September 30, 1995 Compared with 1994

Net Sales

Net sales for the nine months ended September 30, 1995 were $361.0 million, compared with $347.4 million in the 1994 period, an increase of 3.9%. Both of the Company's business segments contributed, with increases over the prior year of 5.6% and 5.2% in the Morse Controls and the Pumps, Power Transmission & Instrumentation segments, respectively.

Costs and Expenses

The Company's overall gross profit margin for the first nine months of 1995 continued to compare favorably to the prior year, as its Morse Controls segment was flat compared to prior year and its Pumps, Power Transmission & Instrumentation business segment experienced a slight increase.

Selling, general and administrative expenses as a percent of sales increased slightly for the first nine months of 1995 to 18.3%, compared with the comparable 1994 period. The Morse Controls segment's selling, general and administrative expenses as a percent of sales compared favorably to 1994 as benefits were realized from the increased sales volume as well as cost savings as a result of the restructuring efforts started in early 1994. The decrease as a percent of sales in the Morse Controls segment was partially offset by increased selling expenses in the Pumps, Power Transmission & Instrumentation segment due to the Instrumentation group's efforts to expand sales coverage of transducer products in the U.S., Gems products in Europe and increase exposure to Far East markets.

Average borrowings during the first nine months of 1995 were $110.9 million lower than the comparable 1994 period due to the repayments of debt from asset sale proceeds. As a result, total interest expense of $27.8 million (before allocation of $4.5 million to discontinued operations) for the nine months ended September 30, 1995 was $10.7 million, or 27.8%, less than the 1994 period total interest of $38.5 million (before allocation of $12.7 million to discontinued operations). The interest expense for continuing operations as shown on the Consolidated Statements of Income excludes interest expense incurred by the discontinued operations as well as an interest allocation to the discontinued operations.

The effective income tax rate for continuing operations for the first nine months of 1995 was 22.0% compared with 38.5% in the comparable 1994 period. The amounts in both periods represent foreign and state income taxes. The Company is utilizing existing U.S. net operating loss carryforwards on its domestic earnings. The decrease in the effective tax rate in 1995 is a result of the larger domestic earnings component of pretax income compared with the corresponding 1994 period.

Income from continuing operations before extraordinary item was $9.3 million ($0.55 per share) for the nine months ended September 30, 1995, compared with $2.5 million ($0.15 per share) in the same period of 1994. Net income for the first nine months of 1995 was $37.7 million ($2.21 per share) and included an after-tax gain on the disposal of discontinued operations of $32.7 million ($1.92 per share) and an extraordinary charge of $4.4 million ($.26 per share) related to the early extinguishment of debt. Net income for the first nine months of 1994 was $.1 million ($.01 per share) and included income of discontinued operations of $2.9 million ($0.17 per share) and an extraordinary charge of $5.3 million ($0.31 per share) related to the early extinguishment of debt.

Segment  Operating Results (Nine Months Ended  September  30,
1995 Compared with 1994)

Morse Controls segment sales increased 5.6% (including a 1.7% benefit from changes in foreign exchange rates) to $161.3 million in the first nine months of 1995, as compared with $152.8 million for the 1994 period. The segment's Morse Controls group sales increased by 10.0% in the first nine months of 1995 (including a 5% benefit from changes in foreign exchange rates), as a result of a better economic environment for the group's products in Germany, and gains in the marine and most industrial equipment markets.. The Roltra-Morse group, the segment's automotive components supplier, had a slight increase in sales for the first nine months of 1995, as compared with the 1994 period, due to increases in production of automobiles in Italy using the group's products, partially offset by the third quarter reduction for certain automotive products and unfavorable change in foreign exchange rates.

Segment operating income increased 19.5% to $13.2 million for the first nine months of 1995, compared with $11.0 million for the first nine months of 1994. The Morse Controls group operating income increased as compared with the 1994 period, benefiting from the increased sales volume along with the resolution of a number of difficulties in consolidating divisional operations in Germany that negatively affected 1994 results. Roltra-Morse group earnings decreased for the first nine months of 1995 due to relatively flat sales levels, increased research and development expenses and operating costs, and unfavorable effects of exchange rate changes.

Pumps, Power Transmission & Instrumentation segment sales were $199.7 million during the first nine months of 1995, an increase of 5.2% compared to the prior year level of $189.8 million. The segment's earnings of $23.8 were 6.9% ahead of the 1994 period. All three groups in the segment contributed to the increase in sales. The segment's Power Transmission group earnings increased during the first nine months of
1995, compared with 1994, benefiting from the increased volume. This increase was offset by decreased earnings for the segment's Pumps and Instrumentation groups caused primarily by shifts in product mix, increased spending directed toward development of the sales and marketing organizations, and the reduced level of Navy business and technical difficulties that caused a delay in shipments at Warren Pumps.

Liquidity and Capital Resources

The Company's domestic liquidity requirements are served by a $50 million revolving credit facility, while its needs outside the U.S. are covered by short and intermediate term credit facilities from foreign banks.

As of September 30, 1995, there were $1.0 million of borrowings and $8.2 million of standby letters of credit outstanding under the $50 million revolving credit facility. The Company also has approximately $32.7 million in foreign short-term credit facilities with approximately $10.3 million outstanding as of September 30, 1995.

At September 30, 1995, the Company had outstanding $70.0 million of 12.25% senior subordinated debentures maturing in 1997 and $150 million of 12% senior subordinated debentures maturing in amounts of $37.5 million in 1999, $37.5 million in 2000 and $75.0 million in 2001.

In addition to repaying the $36.7 million and $45 million term and bridge loans outstanding, respectively, under its credit facilities in the first quarter of 1995, the Company has redeemed $80 million of its 12.25% senior subordinated debentures, at 100% of their principal amount, with proceeds from its asset sales. In March 1995, $40 million were redeemed with proceeds from the sale of its Turbomachinery business, and on July 6, 1995 an additional $40 million were redeemed with proceeds from the sale of the Company's Electro-Optical Systems businesses. As a result of these actions, interest expense has been reduced as compared with prior
period   levels.    Management  is   continuing   to   pursue
opportunities to further reduce its high interest debt and is considering the possibility of additional asset sales and refinancing its remaining subordinated debentures to achieve this objective.

As a result of this early extinguishment of debt, a $4.1 million ($.24 per share) charge was recorded as an extraordinary item in the first quarter of 1995. The charge consisted of the write-off of deferred debt expense associated with the portions of the domestic senior debt repaid and the 12.25% senior subordinated debentures redeemed. The $40 million redemption of 12.25% senior subordinated debentures on July 6, 1995 resulted in an extraordinary charge of approximately $.3 million ($0.02 per share) in the third quarter of 1995.

The Company's operating activities used cash of $15.3 million in the first nine months of 1995, compared with providing cash of $26.4 million in the comparable 1994 period, due principally to cash requirements related to discontinued operations and a net increase in working capital items within the Company's continuing operations. Net cash provided by investing activities was $154.2 million in 1995, compared with cash provided of $5.2 million in the 1994 period. The increase in net cash provided by investing activities is principally a result of $173.4 million of net proceeds generated from the sale of businesses and assets in the first nine months of 1995 versus $12.9 million in 1994. Cash and cash equivalents decreased to $2.3 million at September 30, 1995 from $26.9 million at December 31, 1994, due to cash used by operating activities and increased capital expenditures during the first nine months of 1995.

Working capital at September 30, 1995 was $78.1 million, a decrease of $57.1 million from the end of 1994, due principally to the sales of the Company's Turbomachinery business segment and most of its Electro-Optical Systems business in the first nine months of 1995. The ratio of current assets to current liabilities was 1.7 at September 30, 1995, compared with 1.9 at December 31, 1994. Principally as a result of the aforementioned sales of businesses, the gain on the disposal of the Turbomachinery business and the related debt repayments during the first nine months of 1995, the Company's total debt as a percent of its total capitalization was reduced to 94.9% at September 30, 1995 from 107.5% at December 31, 1994.

The Company believes that cash flow from operations, cash available from unused credit facilities, and cash generated by additional asset sales will be sufficient to meet its liquidity needs.



PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended
December 31, 1994, which is incorporated herein by reference, and to Note F in Part I of this report.

Item 6.     Exhibits and Reports on Form 8-K.

         (a) Exhibits:

               The following exhibits are being filed as part
                 of this Report:

           Exhibit No.      Description

           10.1 (C) Amended and Restated Equity Incentive Plan for Key Employees effective May 18, 1995 (incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60533)

           10.2 (C)       Amended   and   Restated   1988   Equity
                          Incentive Plan for Outside Directors effective March 23, 1995

           10.2 (D) The 1995 Equity Incentive Plan for Outside Directors effective May 18, 1995 (incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60535)

           27             Financial  Data Schedule as of September
                          30, 1995

         (b) Reports on Form 8-K:

                          None




                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           Imo Industries Inc.

                                             (Registrant)



Date November 10, 1995                      /s/ DONALD K. FARRAR
                                            Donald K. Farrar
                                            Chairman, Chief Executive Officer,
                                            President and Director
                                            (principal executive officer)



Date November 10, 1995                      /s/ WILLIAM M. BROWN
                                            William M. Brown
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)



Date November 10, 1995                      /s/ ROBERT A. DERR II
                                            Robert A. Derr II
                                            Vice President and
                                            Corporate Controller
                                            (principal accounting officer)