Form 10-K
period 1995-12-31
IMO INDUSTRIES INC
filed 1996-03-28
CIK 804151

FORM 10-K
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934         [FEE REQUIRED]

For the fiscal year ended           December 31, 1995
                                OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934      [NO FEE REQUIRED]

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. (X)

     Aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock on the New York Stock Exchange, Inc. on
March 15, 1996...........................................$119,595,763

Shares of Registrant's common stock, $1.00 par value, outstanding as of
March 15, 1996 ............................................17,085,109

DOCUMENTS INCORPORATED BY REFERENCE

 Identification of Documents               Part into which Incorporated

  Portions of the Company's Proxy          Items 10, 11, 12 of Part III
Statement for its Annual Meeting of
Stockholders to be held May 21, 1996


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


                                      PART II

5. Market for the Registrant's Common Equity and Related Stockholder Matters
6.  Selected Financial Data
7.  Management's Discussion and Analysis of
      Financial Condition and Results Operations
8.  Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


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


                                      PART IV

14.  Exhibits, Financial Statement Schedules and
       Reports on Form 8-K
Exhibit Index
Signatures


                              PART I

Item 1.            Business.


General

Imo Industries Inc. (hereinafter with its subsidiaries referred to as the "Company") is an integrated multinational industrial manufacturer of a broad range of industrial products through its four core business segments - Power Transmission, Pumps, Instrumentation and Morse Controls. The Company's products are designed to regulate and control motion,  transfer  liquids and monitor  fluids.  The  Company markets its products on a worldwide basis to a diverse customer base. In February 1996, the Company announced it is intending to sell its Italian-based Roltra-Morse business segment, a supplier of latches, door panels, flexible cable and window controls for automobiles. As a result of this announcement, the Company has focused its operations on the remaining four core business segments, as follows:

The Power Transmission business segment designs and produces electronic adjustable-speed motor drives, gears and speed reducers.

The Pumps business segment designs and produces a broad range of rotary pumps, including a proprietary line of two and three-screw pumps.

The  Instrumentation  business segment designs  and  produces
transducers   and   switches  for  sensing,   measuring   and
controlling pressure, temperature and liquid level and flow.

The Morse Controls business segment designs and produces push-pull cable and remote control systems.

In addition to the four segments comprising the Company's continuing core operations, the Company has a fifth business segment entitled Other included in its continuing operations for financial reporting purposes. This segment includes operations previously sold and non-operating assets to be sold as part of the Company's asset divestiture program.

The Company's Electro-Optical Systems, Turbomachinery and Roltra-Morse businesses are being accounted for as discontinued operations and, accordingly, have been excluded from the Company's segments. The previously reported financial information has been reclassified to reflect the Roltra-Morse business segment as a discontinued operation.


History

The Company, founded in 1901 in the United States by Dr. Carl Gustaf Patrick de Laval, a Swedish scientist, was acquired by Transamerica Corporation ("Transamerica") in 1963. In 1964, Transamerica merged its existing wholly owned manufacturing subsidiary, General Metals Corporation, into the Company. At the close of business on December 18, 1986, Transamerica distributed all of the issued and outstanding shares of the Company Common Stock to holders of record of
Transamerica Common Stock on the basis of one share of Company Common Stock for each ten shares of Transamerica Common Stock held ("Distribution") and since that time the Company has operated on a stand-alone basis as a publicly traded company.

Industry Segments

A description of the principal products and services offered by each core business segment of the Company, as well as the principal markets for such products and services, are set forth below. Certain information in response to this item with respect to net sales, operating profit, and identifiable assets of each of these segments and by geographic area is contained in Note 10 of the Notes to Consolidated Financial Statements included in
Part IV of this Form 10-K Report as indexed at Item 14(a)(1). Information regarding the businesses sold and held for sale and the discontinued operations is provided later in this section and is contained in Note 2 to the Consolidated Financial Statements.


Power Transmission
The Power Transmission business segment operations produce speed reducers and loose gearing that are recognized as leading products in their market niches. The segment is comprised of two units: Boston Gear, a leading producer of gears and speed reducers, and Fincor Electronics, a producer of adjustable-speed motor controllers. Speed reducers are used to reduce the output speed and increase the torque of power trains in numerous products, ranging from industrial machinery to exercise treadmills. Adjustable-speed motor controllers are used for the accurate control of electric motor speed, torque, shaft position and direction of rotation in applications such as ski lifts, textile machinery, overhead cranes and large printing presses. The operations also produce worm gear sets used as speed reducers by original equipment manufacturers, and by oil and gas and industrial machinery customers.

Pumps
The Pumps business segment is the largest worldwide manufacturer of rotary screw pumps. The three businesses that comprise the Pumps segment -- Imo Pump, Imo AB, and Warren Pumps, Inc. -- design and manufacture screw-type fuel, lube oil and hydraulic pumps for use primarily by the marine, process, oil and gas and elevator industries. The segment's three-screw pumps are the leading low-noise-level pumps used in United States Navy vessels and in many commercial vessels. These pumps are also used to power hydraulic elevators, lubricate diesel engines and fuel gas turbines. The segment's two-screw pumps are used by the pulp and paper industry and in other high-viscosity process applications.


Instrumentation
The Instrumentation business segment operations design and manufacture products that perform a wide variety of critical sensing, measuring, monitoring and control functions. The business segment is comprised of two units: Gems Sensors, a leading producer of level and flow switches, and TransInstruments, a leading producer of pressure transducers in Europe.

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




Morse Controls
The Morse Controls business segment is a leading worldwide manufacturer of precision mechanical and electronic control products and systems that are primarily used for pleasure marine and industrial vehicle applications.

This segment produces, among other products, push-pull cable and control systems used to control and actuate functions, such as steering and valve adjustment, and as an alternative to electrical systems. Applications include throttle control and steering systems for both off-the-road vehicles and pleasure boats.

Discontinued Operations

Electro-Optical Systems
In January 1994, pursuant to a plan approved by the Board of Directors, the Company announced its intention to dispose of its Electro-Optical Systems operations which consisted of the Company's subsidiaries Varo Inc. and Baird Corporation. On January 3, 1995, the Company completed the sale of its Baird Analytical Instruments Division to Thermo Instruments Systems Inc. for approximately $12.3 million, which was used to repay a portion of the Company's domestic senior debt. On June 2, 1995, the Company completed the sale of the Optical Systems and Ni-Tec divisions of Varo Inc. and the Optical Systems division of Baird, which represented the major part of its Electro-Optical Systems business, to Litton Industries for approximately book value. The proceeds were used to pay off $8 million outstanding under the Company's revolving credit facility on June 2, 1995 and to redeem $40 million of its 12.25% Senior Subordinated Debentures on July 6, 1995.

These divisions represented the major portion of the Electro-Optical Systems business. Remaining assets to be sold include the Electro-Optical Systems' Varo Electronic Systems division and non-operating real estate, which continue to be marketed to interested parties.

Turbomachinery
In August 1994 the Board of Directors approved a plan to sell the Company's Turbomachinery operations. On January 17, 1995, the Company completed the sale of its Delaval Turbine and TurboCare divisions and its 50% interest in Delaval-Stork, to Mannesmann Demag. The final adjusted purchase price was $119.0 million, of which $109 million was received at closing, with the remainder earning interest to the Company and to be received at specified future contract dates subject to adjustment as provided in the agreement. It is management's expectation that there will be no further adjustment to the purchase price. A portion of the proceeds were used by the Company to pay off its domestic senior debt in January 1995 and in March 1995 the Company redeemed $40 million of its 12.25% Senior Subordinated Debentures with the remainder of the proceeds.


Roltra-Morse
On February 7, 1996 the Company announced a plan to sell its Roltra-Morse operations. The Company has engaged an investment banking firm to assist in the sale which is expected to be completed in 1996.

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


Restructuring Plan

Asset Sales
In October 1992, the Company announced a plan to strengthen its balance sheet through the sale of certain businesses and the application of the proceeds to reduce debt. Pursuant to this plan, the Company divested its Heim Bearings, Aerospace, Barksdale Controls and CEC Instruments businesses. In 1993, the Company sold its Heim Bearings, Aerospace and Barksdale Controls operations for proceeds of approximately $91 million, and in 1994, sold its CEC Instruments and Turboflex Ltd. operations, its Corporate headquarters building and other previously identified assets for aggregate proceeds of $13.2 million. These proceeds, net of related expenses, were used to repay senior debt in the amount of $81.9 million in 1993 and $13.2 million in 1994, in accordance with the terms of the 1993 restructured credit facilities.

Other non-operating real estate, representing less than 10% of the original value of assets announced to be sold in
October 1992, remains for sale. Results for the fourth quarter of 1995 include an unusual charge of $5.0 million related to the write-down of this non-operating real estate to its net realizable value. The Company targets completion of the divestitures over the next 9 to 12 months.

In the fourth quarter of 1993, management initiated a strategy to reposition the Company on its less capital intensive businesses that exhibited strong brand name recognition, a broad customer base and market leadership with less dependence on U.S. Government sales. In connection with this strategy, the Company divested its Turbomachinery and most of its Electro-Optical Systems businesses in 1995. This repositioning will be completed upon the sale of the Roltra-Morse business, and the remaining portion of the Electro-Optical Systems business, which are expected to be completed in 1996. See above discussion regarding Discontinued Operations.


Cost Reduction Programs
In the fourth quarter of 1995, the Company recorded a charge to continuing operations of $4.0 million, including severance and other expenses related to a Company-wide program to reduce general and administrative costs. This program includes a reduction of 65 employees, or 2% of the total number of Company employees, including a reduction of the corporate headquarters staff by 20%. This program is expected to reduce general and administrative expenses by approximately $2.9 million in 1996, $4.0 million in 1997 and $5.0 million annually thereafter. The required cash outlay related to this program was $.4 million in 1995, and the expected cash requirements during 1996 are $3.2 million. The remainder represents non-cash charges.

In 1993, the Company recorded a charge to continuing operations of $5.2 million for a cost reduction program which benefited 1994 and 1995 operating results. The Company implemented cost-cutting measures at its core operations to reduce its expense structure and to eliminate duplicative functions. In addition, in connection with this 1993 cost reduction program, the Company consolidated certain operations in its European Instruments and Morse Controls businesses and revised operating processes and reduced employment levels at its Pumps segment and other operations. The number of Company employees in core operations declined by 205, or 7%, between mid-1993 and mid-1994. These organizational restructuring measures have been providing net cash benefits, compared to 1993 levels, which approximated $4.5 million and $1.5 million for continuing operations, in 1995 and 1994, respectively, and are expected to approximate $5.5 million annually thereafter, based largely on reduced employment costs.

See  Note 3 to the Consolidated Financial Statements  located in  Part  IV  of  this Form 10-K Report as  indexed  at  Item
14(a)(1)   for   additional  details  regarding   the   asset
divestiture and restructuring program.


Competition

The Company's products and services are marketed on a worldwide basis. Approximately 90% of the Company's products are marketed outside of the United States through wholly owned subsidiaries, sales offices and several joint ventures. Most markets in which the Company operates are highly competitive. The principal elements of competition for the products manufactured in each of the Company's business segments are design features, product quality, customer service and price.

Product Distribution and Customers

The Company's products are sold primarily through the Company's direct sales forces. During 1995, sales by the Company's direct sales forces were approximately 30%, 81%, 87% and 83% of the Power Transmission, Pumps, Instrumentation and Morse Controls segments, respectively. The Company's remaining sales are made through distributors, dealers and agents.

None of the business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. Total sales to the Department of Defense in the form of prime and subcontracts were approximately 7% of net sales in 1995, 9% of sales in 1994 and 14% of sales in 1993. No customer other than the United States Department of Defense, accounted for 10% or more of consolidated sales in 1995, 1994 or 1993.


Backlog

The   Company's  continuing operations' backlog  of  unfilled
orders  at month end February, 1996 and 1995 and at  December
31,   1995,   1994  and  1993 by  business   segment  was  as
follows:

                February 29,  February 28,      December 31
                    1996          1995      1995    1994    1993
                               (Dollars in millions)

Power Transmission  $ 9.0         $10.0     $8.5    $9.6   $10.5
Pumps                34.3          30.9     33.7    28.9    33.6
Instrumentation      20.9          21.2     18.3    19.2    18.4
Morse Controls       21.6          23.9     21.9    22.8    20.2
Other                 ---           ---      ---     ---     3.4
                    $85.8         $86.0    $82.4   $80.5   $86.1

Backlog is considered significant only to the Warren Pumps business of the Pumps segment, given that the products of that operation require long lead times for manufacture. Of the total backlog from continuing operations at December 31, 1995, the Company believes that all but approximately $2.5 million of its orders will be filled in 1996.

Raw Materials

The Company's operations obtain raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. The Company's principal raw materials are metals and plastics. The Company's suppliers and sources of raw materials are based in both the United States and foreign countries and the Company believes that its sources of raw materials are adequate for its needs for the foreseeable future. The loss of any one supplier would not have a material adverse effect on the Company's financial condition or results of operations.


Patents, Licenses and Trademarks

The Company owns numerous unexpired U.S. patents (currently having a term of 17 years from the date of issuance and expiring at various times in the future) and foreign patents (having an initial term that is governed by the law of the country and expiring at various times in the future), including counterparts of certain of its
U.S.  patents,   in  major  industrial   countries   of   the
world. The Company's products are marketed under various trade names and registered U.S. and foreign trademarks (having an initial term that is governed by the law of the country and expiring at various times in the future). The Company, however, does not consider any one patent or trademark or any group thereof essential to its business as a whole, or to any of its business segments. The Company relies, to an extent, on proprietary product knowledge and manufacturing processes in its operations.

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


Research and Development

The Company's ongoing research and development programs involve the development of new technologies to enhance the performance or lower the cost of manufacturing its products, and the redesign of existing product lines either to increase their efficiency or to lower their manufacturing cost. Expenditures for research and development charged against continuing operations for 1995, 1994 and 1993 by business segment were as follows:

                       Year Ended December 31

                     1995           1994           1993
                           (Dollars in millions)

Power Transmission  $  .7          $  .7          $  .9
Pumps                 1.5            1.8            1.8
Instrumentation        .9             .7             .9
Morse Controls        1.7            1.3            1.6
Other                 ---             .1            2.3
                     $4.8           $4.6           $7.5

Environmental Matters

In connection with the Company's separation from Transamerica in 1986, three of the Company's properties required compliance with the New Jersey Environmental Cleanup Responsibility Act, which was amended by the Industrial Site Recovery Act ("ISRA"). ISRA required that the Company's three New Jersey industrial establishments undergo an
approved   remediation  by  the  New  Jersey  Department   of
Environmental Protection and Energy (the "NJ DEP"). Remediation has been completed at the two sites and final closure approvals have been sought. As a result of the sale of a portion of the third establishment, this site has been divided into two separate sites for ISRA compliance. Both sites have undergone cleanup but the NJ DEP has requested and received from the Company additional sampling information. If further cleanup is required, the Company does not expect it to have a material adverse effect on its financial condition.

The Company has been identified in a number of instances as a "Potentially Responsible Party" by the U.S. Environmental Protection Agency, and in one instance the State of Washington, with respect to the disposal of hazardous wastes at a number of facilities that have been targeted for clean-up pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar State law. Although CERCLA and similar State law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or minor contributor at each site. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will therefore not be material.

The Company has operations in numerous locations, some of which require environmental remediation. The Company, however, does not know of or believe that any such matters or the cost of any required corrective measure, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company. There can be no assurance, however, that these matters, or other environmental matters not currently known to the Company will not have such a material adverse effect.

Employees

At December 31, 1995, the Company employed approximately 3,900 persons worldwide of which 2,900 relate to continuing operations. Approximately 2,000 persons were employed in the United States, and approximately 1,900 persons were employed outside of the United States. Approximately 1,900 of the employees associated with continuing operations are located in the United States. There are approximately 900 persons worldwide covered by collective bargaining agreements with various unions expiring at various dates in 1996 through 1998. The Company considers its relations with its employees to be satisfactory.


Item 2.            Properties.

The Company's continuing operations have 22 manufacturing facilities in 9 states in the United States, the United Kingdom, Germany, Singapore, Sweden, Switzerland, France, and Australia of which 17 are owned and 5 are leased. In addition, the Company owns 12 closed manufacturing facilities (approximately 1.5 million square feet of building space on
152.7 acres of land) that are being offered for sale. The properties owned by the Company consist of approximately 3.0 million square feet of building space, inclusive of the 1.5 million square feet of the closed facilities, on approximately 400 acres (including 169.6 acres of undeveloped land). The leases expire over a period of years from 1996 to 2054 with renewal options for varying terms contained in 4 of the leases. The Company's executive office, which is leased by the Company, is located in Lawrenceville, New Jersey and occupies approximately 37,140 square feet.

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

The manufacturing facilities of the Company by business segment are summarized below:

                                                     Square Feet of
                                                     Building Space
                           Number of Plants          (In thousands)
                           Owned     Leased        Owned       Leased

Power Transmission             4          0          366            0
Pumps                          4          0          554            0
Instrumentation                4          0          154            0
Morse Controls                 5          5          335          253
  Continuing Operations       17          5        1,409          253
Other (Including Discontinued
  Operations)                  3          3           56          434
                              20          8        1,465          687


Item 3.  Legal Proceedings.


In August 1985, the Company was named as defendant in a lawsuit filed by Long Island Lighting Company ("LILCO") following the severing of a crankshaft in a diesel generator sold to LILCO by the Company. LILCO's complaint contained 11 counts, including counts for breach of warranty, negligence and fraud, and sought $250 million in damages. In various decisions from 1986 through 1990, 10 of the original 11 counts and various additional amended counts were dismissed with only the original breach of warranty count remaining. In September 1993, the Second Circuit Court of Appeals affirmed a previous trial court decision entering a judgment against the Company in the amount of $18.3 million, and in October 1993, the judgment was satisfied by payment to LILCO of approximately $19.3 million by two of the Company's insurers.

In January 1993, the Company was served with a complaint in a case brought in the U.S. District Court for the Northern District of California by one of its insurers, International Insurance Company ("International"), alleging that, because, among other things, its policies did not cover the matters in question in the LILCO case, it was entitled to recover $10 million in defense costs previously paid in connection with such case and $1.2 million of the judgment which was paid on behalf of the Company. In June 1995, the Court entered a judgment in favor of International awarding it $11.2 million, plus interest from March 1995 (the "International Judgment"). The International Judgment, however, was not supported by an order, and in July of 1995, the Court vacated the
International Judgment as being premature because certain outstanding issues of recoverability of the $10 million in defense costs had not been finally determined. The Company is awaiting a final decision. If the International Judgment is reinstated, the Company intends to appeal. If the ultimate outcome of this matter is unfavorable, the Company will record a charge for the judgment amount plus accrued interest.

In June 1992, the Company filed an action, subsequently transferred to the U.S. District Court, Southern District of New York, that is currently pending against Granite State Insurance Co. ("Granite State"), one of its insurers, in an attempt to collect amounts for defense costs paid to counsel retained by the Company in defense of the LILCO litigation. After reimbursing the Company for $1.7 million in defense costs, Granite State refused to reimburse the Company for approximately an additional $8.5 million in defense costs paid  by  the  Company,  alleging that  defense  costs  above reasonable levels were expended in defending the LILCO litigation. The insurer subsequently paid $18.1 million of the judgment rendered against the Company, thereby exhausting its $20 million policy. The Company claims that the insurer's refusal to pay defense costs was in bad faith and the Company is entitled to its cost of money and other damages. In a counterclaim, Granite State is seeking reimbursement of all or part of the $1.7 million in defense costs previously paid by it, and has indicated that it may seek additional damages beyond the reimbursement of defense costs, including recoupment of approximately $4.0 million of the amount awarded by the jury in the LILCO litigation (which represents amounts previously paid by LILCO to the Company for generator repairs, and which Granite State had paid on behalf of the Company).

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought by approximately 17,500 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers who are defending under their stated reservation of rights. Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

The activities of certain employees of the Ni-Tec Division of the Company's Varo Inc. subsidiary ("Ni-Tec"), headquartered in Garland, Texas, are the focus of an ongoing investigation by the Office of the Inspector General of the U.S. Department of Defense and the Department of Justice (Criminal Division). Ni-Tec received subpoenas for certain records as a part of the investigation in 1992, 1993 and 1994, each of which was responded to. The investigation appears directed at quality control, testing and documentation activities which began at Ni-Tec while it was a division of Optic-Electronic Corp. Optic-Electronic Corp. was acquired by the Company in November 1990 and subsequently merged with Varo Inc. in 1991. The Company continues to cooperate fully with the investigation and is pursuing settlement discussions with the U.S. government. Should settlement be reached consistent with current discussions, it would not be expected to have a material effect on the Company.

The operations of the Company, like those of other companies engaged in similar businesses, involve the use, disposal and clean-up of substances regulated under environmental protection laws. In a number of instances the Company has been identified as a Potentially Responsible Party by the U.S. Environmental Protection Agency, and in one instance by the State of Washington, with respect to the disposal of hazardous wastes at a number of facilities that have been targeted for clean-up pursuant to CERCLA or similar State law. Although CERCLA and corresponding State law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or minor contributor at each site. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will not be material. For additional information see section entitled Environmental Matters in Part I, Item I of this Form 10-K Report.

The Company also has a lawsuit pending against it in the U.S. District Court for the Western District of Pennsylvania alleging component failures in equipment sold by its former diesel engine division and claiming damages of approximately $3.0 million and a lawsuit in the Circuit Court of Cook County, Illinois, alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8.0 million. Each lawsuit is in the document discovery stage.

With respect to the litigation and claims described in the preceding paragraphs, management of the Company believes that it either expects to prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, on the ultimate outcome of any of these matters.

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company's business. The adverse outcome of any of these legal proceedings is not expected to have a material adverse effect on the financial condition of the Company. However, if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.

See Note 14 to the Consolidated Financial Statements located in Part IV of this Form 10-K Report as indexed at Item
14(a)(1) for additional details relating to Contingencies.


Item  4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1995.

Executive Officers of the Registrant

The following table sets forth information concerning the names, ages and principal occupations of the executive officers of the Company:

Name                  Age     Principal Occupation

Donald K. Farrar*      57     Chairman, Chief Executive
                                Officer and President
Thomas J. Bird, Jr.    52     Executive Vice President,
                                General Counsel and Secretary
William M. Brown       53     Executive Vice President, Chief
                                Financial Officer and Corporate
                                Controller
John J. Carr           53     Executive Vice President
Brian Lewis            62     Executive Vice President
David C. Christensen   62     Senior Vice President,
                                Human Resources
Robert A. Derr II      50     Vice President and Treasurer
Frederick W. Wojtowicz 44     Vice President and Director of Tax

* This executive officer is a director of the Company whose current term as a director will expire in 1998.

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

William M. Brown joined the Company as Executive Vice President and Chief Financial Officer in June 1992, and assumed the additional responsibility of Corporate Controller in January 1996. Prior to joining the Company, Mr. Brown held various positions with ITT Corporation for 25 years, most recently as Corporate Assistant Controller and General Auditor from December 1986 to April 1991 and as Corporate Vice President and Assistant Controller from April 1991 until joining the Company.

John J. Carr was promoted to his current position in July 1989. From July 1985 to July 1989, Mr. Carr was a Group Vice President of the Company. Mr. Carr is responsible for the Morse Controls, Pumps, Power Transmission and Instrumentation business segments of the Company.

Brian Lewis was promoted to his current position in July 1989. Mr. Lewis was President and Chief Operating Officer of the Controls Group of Incom International Inc. (acquired by the Company in December 1987) from 1985 until January 1988 and was a Group Vice President of the Company from January 1988 to July 1989. Mr. Lewis has responsibility for the world-wide operations of Roltra-Morse.

David C. Christensen joined the company in his current position in August 1990. Previously, he was Senior Vice President, Human Resources for Pneumo Abex Corporation (and its predecessor Abex Corporation) from 1980 to September 1988. From September 1988 until joining the Company, Mr. Christensen was an independent human resources consultant.

Robert A. Derr II joined the Company as Vice President and Corporate Controller in 1988. Mr. Derr was promoted to Vice President and Treasurer in January 1996. Prior to joining the Company, Mr. Derr held various positions with The Stanley Works for nine years, most recently as Director of Corporate Accounting from 1982 to 1986 and as the Controller of the Vidmar Division of The Stanley Works from 1986 until joining the Company.

Frederick W. Wojtowicz was promoted to his current position in October 1994. Mr. Wojtowicz served as Executive Director of Tax from July 1988 to October 1994. Prior to joining the Company in July 1988, Mr. Wojtowicz held various positions with Ernst & Young LLP, most recently as Senior Tax Manager.

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

                                               Declared
                                               Dividend
                      High        Low          Per Share

1994:
1st Quarter          10-1/8       7            ---
2nd Quarter          10-7/8       9-1/2        ---
3rd Quarter          12           9-3/8        ---
4th Quarter          12-1/4       8-3/4        ---

1995:
1st Quarter          11-1/2       6-1/4        ---
2nd Quarter           9-1/8       6-1/2        ---
3rd Quarter           9-7/8       8-1/4        ---
4th Quarter           9           5-3/4        ---

1996:
1st Quarter           7-5/8       5-3/4        ---
 (through March 15, 1996)


The last sale price for the Company's Common Stock as reported by the New York Stock Exchange on March 15, 1996, was $7 per share. As of March 15, 1996, there were approximately  22,795  holders of  record  of  the  Company's
Common Stock.

Three  of  the  Company's long-term debt agreements  contain, among other provisions, a restriction on retained earnings available for payment of dividends. Under the most restrictive provisions the Company is prohibited from declaring or paying cash dividends through at least July 31, 1997.

Item 6.      Selected Financial Data.
(Dollars in millions except per share amounts)
Year Ended December 31, (a)        1995    1994*   1993*   1992*   1991*

Net sales                          $373.2  $360.8  $416.5  $462.9  $478.0
Gross profit                        114.9   111.9   132.3   125.7   138.5
Selling, general and
  administrative expenses            81.0    78.0   102.9   102.4   105.5
Research and development
  expenses                            4.8     4.6     7.5     8.1     7.0
Unusual items                         9.0     ---    14.3    16.7     ---
Income from continuing operations
  before interest expense, income
  taxes, extraordinary item and
  change in accounting principle     23.1    31.1     8.9   (1.0)    27.4
Interest expense                     25.9    29.2    33.3    38.2    38.4
Income (loss) from continuing
  operations before extraordinary
  item and cumulative effect of
  change in accounting principle     12.0      .2  (37.9)  (24.8)   (6.9)
Discontinued operations,
  net of taxes                       22.1     9.0 (214.5)  (30.2)    18.3
Extraordinary item                   (4.4)   (5.3) (18.1)    ---      ---
Cumulative effect of change in
 accounting principle, net of
 taxes  (b)                           ---     ---    ---   (27.6)     ---
Net income (loss)                    29.7     3.9 (270.6)  (82.6)    11.4
Earnings (loss) per share:
  Continuing operations before
    cumulative effect of change in
    accounting principle and
    extraordinary item                .71     .01  (2.25)  (1.47)    (.41)
  Discontinued operations            1.29     .53 (12.70)  (1.79)    1.09
  Extraordinary item                 (.26)   (.31) (1.07)   ---      ---
  Cumulative effect of change in
    accounting principle              ---     ---   ---    (1.64)    ---
  Net income (loss)                  1.74     .23 (16.02)  (4.90)     .68
Cash dividends per share              ---     ---   ---      .375     .50
Capital expenditures                 14.6     6.0     6.3    10.0    11.3
Depreciation and amortization
  expense                            15.2    18.6    19.8    20.0    20.0
Working capital                      81.0   132.2   107.1   111.0   226.8
Total assets:
   Continuing operations            349.5   348.1   395.0   520.8   506.3
   Discontinued operations           34.4   164.5   156.5   338.8   376.9
      Total assets                  383.9   512.6   551.5   859.6   883.2
Total long-term debt including
  current portion                   246.6   386.0   351.1   386.7   389.5
Shareholders' equity                  6.9   (25.8)  (33.5)  239.9   332.6

(a)  The notes to the consolidated financial statements located in
     Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.

(b)  In 1992, the Company adopted FASB Statement No. 106 "Employer's
     Accounting for Postretirement Benefits Other Than Pensions".

*Reclassified to conform to 1995 presentation.



Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the audited Consolidated Financial Statements included elsewhere in this Form 10-K Report.

Overview

In October 1992, the Company determined that it needed to delever its balance sheet through the sale of certain businesses and the application of the proceeds from the divestitures to reduce debt. Pursuant to this decision, the Company divested its Heim Bearings, Aerospace, Barksdale Controls and CEC Instruments businesses. See "Liquidity and Capital Resources" below. In 1993, management, under Donald
K. Farrar, who became Chief Executive Officer in September 1993, initiated a strategy to reposition the Company to focus on its less capital intensive businesses that exhibited strong brand name recognition, a broad customer base and market leadership with less dependence on U.S. Government sales. In connection with this strategy, the Company divested its Turbomachinery and most of its Electro-Optical Systems businesses. This repositioning will be completed upon the sale of the Roltra-Morse business, the remaining portion of the Electro-Optical Systems business and certain non-operating real estate. See "Remaining Asset Sales" below. The Company's continuing businesses are now grouped into four core business segments for management and segment reporting purposes: Power Transmission, Pumps, Instrumentation and Morse Controls. Previously, the Power Transmission, Pumps and the Instrumentation business segments were all included in a single business segment and the Morse Controls business segment included the Roltra-Morse business.

1995 Asset Sales

Electro-Optical Systems

In January 1994, the Company announced a plan to sell its Electro-Optical Systems business. On January 3, 1995, the Company completed the sale of the Analytical Instruments division of its wholly owned subsidiary, Baird Corporation, for $12.3 million in cash, the proceeds of which were used to reduce outstanding amounts under its Credit Agreement dated August 5, 1994 (the "Existing Credit Agreement").

On June 2, 1995, the Company completed the sale of the Optical Systems and Ni-Tec divisions of its wholly owned subsidiary, Varo, Inc. ("Varo"), and the Optical Systems division of Baird for $50 million in cash, the proceeds of which were used to redeem $40 million in aggregate principal amount of the 12.25% senior subordinated debentures (the "Debentures") and to reduce outstanding amounts under the Existing Credit Agreement. In the second half of 1995, the Company recorded provisions totaling $13.3 million related to the Electro-Optical Systems business, $6.8 million of which was recorded in the third quarter related to the resolution of contingencies associated with such divisions sales, and $6.5 million of which was recorded in the fourth quarter related primarily to write-downs of remaining non-operating real estate to estimated fair market value.

TurboMachinery

On January 17, 1995, the Company completed the sale of its Delaval Turbine and TurboCare divisions, which comprised substantially all of the Company's former Turbomachinery business segment, and its 50% interest in Delaval-Stork, a Dutch joint venture. The final adjusted purchase price was $119 million, of which the Company received $109 million in cash at closing, with the balance earning interest until it is received at specified future contract dates, subject to adjustment as provided in the agreement. It is management's expectation that there will be no further adjustment to the purchase price. The proceeds from this sale were used to repay in full term and bridge loans outstanding under the Existing Credit Agreement and to redeem $40 million in aggregate principal amount of the 12.25% Debentures. In the fourth quarter of 1995, the Company recorded a provision of $4.6 million related primarily to the resolution of contingencies associated with this sale. The fourth quarter provision partially offset the after-tax gain of $39.6 million recorded in the first quarter of 1995, bringing the net gain on these sales to $35.0 million.

Remaining Asset Sales

The remaining operation of the Company's Electro-Optical Systems business, which is Varo's Electronic Systems division, continues to be marketed to interested parties. The Company expects to complete the sale of this business in 1996 and plans to use the proceeds to reduce debt.

In February 1996, the Company announced its intention to sell its Roltra-Morse business. The Company expects to complete the sale of this business in 1996 for proceeds in excess of net book value and plans to use the proceeds to reduce debt.

Other non-operating real estate, representing less than 10% of the original value of assets announced to be sold in
October 1992, remains for sale. Results for the fourth quarter of 1995 include an unusual charge of $5.0 million related to the write-down of this non-operating real estate to its net realizable value.

Cost Reduction Programs

In the fourth quarter of 1995, the Company recorded a charge to continuing operations of $4.0 million, including severance and other expenses related to a Company-wide program to reduce general and administrative costs. This program includes a reduction of 65 employees, or 2% of the total number of Company employees, including a reduction of the corporate headquarters staff by 20%. This program is expected to reduce general and administrative expenses by approximately $2.9 million in 1996, $4.0 million in 1997 and $5.0 million annually thereafter. The required cash outlay related to this program was $.4 million in 1995, and the expected cash requirements during 1996 are $3.2 million. The remainder of the charges represent non-cash charges.

In 1993, the Company recorded a charge to continuing operations of $5.2 million for a cost reduction program which benefited 1994 and 1995 operating results. Following Mr. Farrar joining as Chief Executive Officer, the Company implemented cost-cutting measures at its core operations to reduce its expense structure and to eliminate duplicative functions. In addition, in connection with this 1993 cost reduction program, the Company consolidated certain operations in its European Instruments and Morse Controls businesses and revised operating processes and reduced employment levels at its Pumps segment and other operations. The number of Company employees in core operations declined by 205, or 7%, between mid-1993 and mid-1994. These organizational restructuring measures have been providing net cash benefits, compared to 1993 levels, which approximated $4.5 million and $1.5 million for continuing operations, in 1995 and 1994, respectively, and are expected to approximate $5.5 million annually thereafter, based largely on reduced employment costs.

Results of Operations

The Electro-Optical, Turbomachinery and Roltra-Morse businesses are accounted for as discontinued operations. Accordingly, their operating results have been segregated and reported as Discontinued Operations in the audited Consolidated Financial Statements included elsewhere in this
Form 10-K.   Financial  results prior to  1995  have  been
reclassified to conform to current year presentation.


1995 Compared to 1994

Sales. Net sales from continuing operations in 1995 were $373.2 million, compared with $360.8 million in 1994. Sales from core operations (excluding operations sold in 1994 that were not accounted for as discontinued operations) increased 4.8% in 1995 compared with the 1994 level of $356.0 million. All sales in 1995 were from core operations. Each of the Company's four core business segments contributed to this increase. See "Segment Operating Results" below.

Gross Profit. The gross profit in 1995 remained relatively constant at 30.8% of sales compared with 31.0% in 1994. See
"Segment Operating Results" below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.0 million, or 3.8%, in 1995 over the 1994 level. As a percent of sales, selling, general and administrative expenses remained relatively constant at 21.7% in 1995 compared with 21.6% in 1994. While 1995 benefited from a full year of savings from the 1993 cost reduction program implemented during 1994, a portion of these savings were offset by the Instrumentation segment's efforts to expand marketing of transducer products in the United States and Gems products in Europe, as well as to increase sales in the Far East markets. Research and development expenditures were 1.3% of sales in both 1995 and 1994.

Interest Expense. Average borrowings in 1995 were approximately $120 million lower than in 1994. As a result, total interest expense (before allocation to discontinued operations) of $36.4 million in 1995 was $15.3 million, or 30%, less than in 1994. Interest expense for continuing operations excludes interest expense incurred by the discontinued operations of $3.0 million and $3.1 million in 1995 and 1994, respectively, as well as an interest allocation to the discontinued operations. Interest allocated to discontinued operations was $7.5 million in 1995 and $19.4 million in 1994.


Interest Expense:               1995        1994

Total (Before Allocations
  to Discontinued Operations)   $36.4       $51.7
Continuing Operations            25.9        29.2


Income from Continuing Operations. The Company had income from continuing operations of $12.0 million, or $.71 per share, in 1995, which included unusual charges of $9.0 million and a deferred tax benefit of $17.0 million. In 1994, income from continuing operations was $.2 million, or $.01 per share. See "Other Operating Results" for discussion regarding Unusual Items and Provision for Income Taxes.

Income (Loss) from Discontinued Operations. The Company had income from discontinued operations of $22.1 million (net of income tax expense of $6.1 million), or $1.29 per share, in 1995 as compared to income of $9.0 million (net of income tax expense of $1.4 million), or $.53 per share, in 1994. The income recorded in 1995 includes an aggregate net gain of $21.6 million on the sale of the Company's former Turbomachinery business and substantially all of its former Electro-Optical Systems business. The Company retained certain liabilities upon the sales of the Electro-Optical Systems and Turbomachinery businesses of approximately $16.0 million and $25.0 million, respectively. 1995 required cash outlays were $5.7 million and $14.1 million, and expected 1996 cash requirements are approximately $7.0 million and $5.5 million, related to the Electro-Optical Systems and Turbomachinery sales, respectively. Results from operations for the discontinued operations include allocations for interest of $7.5 million and $19.4 million for 1995 and 1994, respectively.

Net Income . Net income in 1995 was $29.7 million compared with $3.9 million in 1994. Net income per share in 1995 was $1.74 compared with a net income per share of $.23 in 1994. Net income (loss) per share by component for each year is summarized below:


Earnings (loss) per share:          1995        1994

Continuing Operations
  Before Extraordinary Item         $ .71       $ .01
Discontinued Operations              1.29         .53
Extraordinary Item                   (.26)       (.31)
Net income                          $1.74       $ .23


1994 Compared to 1993

Sales. Net sales from continuing operations in 1994 were $360.8 million, compared with $416.5 million in 1993. Sales from core operations (excluding operations sold in 1994 and 1993 that were not accounted for as discontinued operations) were $356.0 million in 1994 compared with $340.8 million in 1993, an increase of 4.5%. Sales in the Power Transmission and Morse Controls business segments increased 8.6% and 10.1%, respectively, in 1994 compared with 1993. Sales in the Pumps and the Instrumentation business segments in 1994 remained near 1993 levels. See "Segment Operating Results" below.

Gross  Profit.   The  gross profit margin in  1994  decreased
slightly to 31.0% of sales compared with 31.8% in 1993.   See
"Segment Operating Results" below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined $24.9 million, or 24.2%, in 1994 from the 1993 level, with most of the decline attributable to businesses sold subsequent to June 30, 1993, the phase-out of certain postretirement benefit subsidies in 1994, and lower levels of general and administrative staff in 1994 as a result of the 1993 cost reduction plan. As a percent of sales, selling, general and administrative expenses decreased to 21.6% in 1994 compared with 24.7% in 1993. Research and development expenditures were 1.3% of sales in 1994 compared with 1.8% in 1993.

Interest Expense. Average borrowings in 1994 were approximately $50 million lower than in 1993. As a result, total interest expense (before allocation to discontinued
operations) of $51.7 million in 1994 was $5.5 million, or 10%, less than in 1993. Interest expense for continuing operations excludes interest expense incurred by discontinued operations of $3.1 million and $4.3 million in 1994 and 1993, respectively, as well as an interest allocation to discontinued operations of $19.4 million in 1994 and $19.6 million in 1993.


Interest Expense:               1994        1993

Total (Before Allocations
  to Discontinued Operations)   $51.7       $57.2
Continuing Operations            29.2        33.3


Income (Loss) from Continuing Operations. The Company had income from continuing operations of $.2 million, or $.01 per share, in 1994. In 1993, loss from continuing operations was $37.9 million, or $2.25 per share, primarily as a result of the net unusual charges of $14.3 million and a $13.5 million tax reserve provided against previously recorded future tax benefits. See "Other Operating Results" for discussion regarding Unusual Items and Provision for Income Taxes.

Income (Loss) from Discontinued Operations. The Company had income from discontinued operations of $9.0 million (net of income tax expense of $1.4 million),or $.53 per share, in 1994 as compared to a net loss of $214.5 million (including income tax expense of $1.5 million), or $12.70 per share, in 1993. The loss recorded in 1993 includes an estimated loss on the disposal of the Company's Electro-Optical Systems business of $168.0 million, most of which represented a non-cash adjustment to reduce the carrying value of assets to estimated realizable value. Of the total estimated loss on disposal recorded in 1993, required cash outlays were approximately $8.4 million and $4.6 million in 1995 and 1994, respectively, the remainder of which, represented non-cash charges. Results from operations for the discontinued operations include allocations for interest of $19.4 million and $19.6 million for 1994 and 1993, respectively.

Net Income (Loss). Net income in 1994 was $3.9 million compared with a net loss of $270.6 million in 1993. Net income per share in 1994 was $.23 compared with a net loss per share of $16.02 in 1993. Net income (loss) per share by component for each of the periods is summarized below:


Earnings (loss) per share:          1994        1993

Continuing Operations
   Before Extraordinary Item        $ .01       $ (2.25)
Discontinued Operations               .53        (12.70)
Extraordinary Item                   (.31)        (1.07)
Net income (loss)                   $ .23       $(16.02)


Other Operating Results

Unusual Items. During the fourth quarter of 1995, the Company recognized unusual charges of $9.0 million, or $.53 per share, in income from continuing operations. These charges include $4.0 million in severance benefits and other expenses related to a Company-wide program to reduce general and administrative costs ($.9 million included in the Instrumentation segment, $1.5 million included in the Morse Controls segment and $1.6 million included in Corporate Expense), and $5.0 million related to the write-down of non-operating real estate to net realizable value (included in Corporate Expense). Of the $9.0 million of unusual charges, the required cash outlay in 1995 was $.4 million and the expected cash requirements during 1996 are $3.2 million. The remainder represents non-cash charges. There were no unusual items in 1994.

During the twelve months ended December 31, 1993, the Company recognized unusual charges of $14.3 million, or $.85 per share, in loss from continuing operations. During the fourth quarter of 1993, the Company recognized charges of $20.3 million that include provisions of $5.2 million related to the restructuring and consolidation of certain of the Company's operating units ($.2 million, $.5 million, $.9 million, $2.4 million and $1.2 million, included in the Power Transmission, Pumps, Instrumentation and Morse Controls segments and Corporate Expense, respectively), $10.1 million expected net loss overall related to the Company's asset divestiture program (included in a non-core segment entitled "Other") and $5.0 million in debt related financing fees (included in Corporate Expense). These charges are net of unusual income of $6.0 million recorded in the third quarter of 1993 as a result of a change in estimate related to legal costs associated with pending litigation (included in the
Other segment). Of the $20.3 million of unusual charges, required cash outlays were approximately $1.3 million, $7.1 million, and $.2 million in 1995, 1994 and 1993, respectively, with the remainder representing non-cash charges.

Extraordinary Items. The twelve months ended December 31, 1995 include an extraordinary charge of $4.4 million after-tax, or $.26 per share, representing charges related to the early extinguishment of portions of its debt under the Existing Credit Agreement and the 12.25% Debentures.

The twelve months ended December 31, 1994 include an extraordinary charge of $5.3 million after-tax, $.31 per share, representing fees and charges related to extinguishment of debt in connection with the restructuring of the Company's credit facilities in August 1994.

The results of operations for the twelve months ended December 31, 1993 included an extraordinary item of $18.1 million, $1.07 per share, representing fees and expenses related to extinguishment of senior debt of which approximately $4.0 million required immediate cash outlays, approximately $2.0 million related to the write-off of previously deferred debt expense and approximately $12.0 million was provided as an estimate for the prepayment of its senior notes. Additionally, approximately $4.0 million of fees related to the 1993 restructuring of the Company's credit facilities were paid in 1993. This amount was being amortized until August 1994, at which time, the balance was recognized as an extraordinary charge in connection with the extinguishment of the restructured credit facilities.

Provision for Income Taxes. Income tax expense (benefit) from continuing operations was a benefit of $(14.8) million for 1995, and expense of $1.8 million and $13.5 million for 1994 and 1993, respectively. The 1995 amount is comprised of current tax expense of $2.2 million representing foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards on its domestic earnings. This amount is offset by a deferred tax benefit in 1995 of $(17.0) million, representing a reduction in the deferred tax valuation allowance against U.S. net operating loss carryforwards.

The 1994 income tax expense represents foreign and state income taxes. The 1993 amount is principally comprised of the provision of a reserve against previously recorded tax benefits. The Company did not record a benefit for the 1993 loss as a valuation allowance was established in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company is recognizing these benefits only as reassessment demonstrates that it is more likely than not that they will be realized. This was the basis for the benefit of $(17.0) million recognized in 1995.

The Company has a net operating loss carryforward of approximately $85 million expiring in years 2002 through 2010, foreign tax credit carryforwards of approximately $8.3 million expiring through 2000, and minimum tax credits of approximately $2.1 million which may be carried forward indefinitely. These carryforwards are available to offset future taxable income. These existing tax loss carryforwards will allow the Company's future earnings to be essentially free from the payment of U.S. taxes for the foreseeable future.

Taxes have not been provided on the unremitted earnings of foreign subsidiaries, since it is the Company's intention to indefinitely reinvest these earnings overseas. The amount of foreign withholding taxes that would be payable on remittance of these earnings is approximately $.9 million.

Retiree Medical and Life Insurance. In March 1994, the Company amended its policy regarding retiree medical and life insurance plans. This amendment, which affects some current retirees and all future retirees, phases out the Company subsidy for retiree medical and life insurance over a three-year period ending December 31, 1996. The Company expects to amortize associated reserves to income from continuing operations over the phase-out period. The pre-tax amount amortized to income from continuing operations was $4.6 million and $4.4 million in 1995 and 1994, respectively. The Company does not anticipate a significant increase or decrease in cash requirements related to this change in policy during the phase-out period.


Segment Operating Results

Operating results by business segment for the years 1995, 1994 and 1993 are summarized below:


Power Transmission:          1995       1994        1993
Net Sales                    $ 95.1     $ 93.3      $ 85.9

Segment Operating Income
  Before Unusual Items         11.3        8.9         2.5
Unusual Items                   ---        ---         (.2)
Segment Operating Income     $ 11.3      $ 8.9       $ 2.3


Power Transmission segment net sales remained strong across substantially all markets in 1995, increasing 1.9% over 1994, despite a nearly $2.0 million decline in sales to the printing market. Operating income rose more than 25% for the year, largely as a result of cost containment efforts and a shift in product mix which resulted in a higher level of manufacturing activity.

Power Transmission segment net sales increased 8.6% while operating profit more than tripled in 1994 as compared with 1993 levels, as results benefited from an upturn in the general mechanical and printing markets in the United States, as well as the favorable effect of the phasing out the subsidy for certain benefit plans. See "Retiree Medical and Life Insurance" above.


Pumps:                      1995       1994       1993
Net Sales                   $94.4      $90.4      $91.6

Segment Operating Income
  Before Unusual Items        9.9       10.4       10.9
Unusual Items                 ---        ---        (.5)
Segment Operating Income    $ 9.9      $10.4      $10.4


Pumps segment net sales in 1995 were up 4.4% from 1994, 2.1% of which was due to the effects of foreign exchange rates. However, segment operating income decreased 5.4% due to a shift in product mix. Startup costs related to a new line of corrosive-resistant composite pumps also adversely affected income, as did expenses caused by now resolved technical difficulties related to a custom, high performance product order.

The Company is in the process of acquiring substantially all of the assets of a long-time three-screw pump licensee in France, which will allow the Company to gain additional market penetration in Europe and North Africa.

Pumps segment net sales and operating profit in 1995 and 1994 were adversely affected by a decline in U.S. Navy sales of over $6.0 million in 1994 and over $10.0 million in 1995, as compared with 1993 levels. These declines were offset by increases in commercial sales of over $5.0 million in 1994 and over $13.5 million in 1995, as compared with 1993 levels.


Instrumentation:            1995       1994       1993
Net Sales                   $76.1      $72.2      $72.4

Segment Operating Income
  Before Unusual Items        7.6        9.8        8.9
Unusual Items                 (.9)       ---        (.9)
Segment Operating Income    $ 6.7       $9.8      $ 8.0


Instrumentation segment experienced a double-digit growth rate in its industrial business in 1995, offset by a 40% drop in sales to the U.S. Navy. The result was an overall increase in net sales of 5.4% for the year. 1995 earnings were negatively impacted by the costs associated with a restructuring of this segment's European operations coupled with a significant investment in new marketing and sales initiatives.

During 1995, the Instrumentation segment closed its plant in Frankfurt, Germany and shifted production of certain products into a lower-cost manufacturing facility in the United Kingdom. Total fourth quarter costs relating to this relocation exceeded $1.2 million, including $.9 million of unusual items. In response to the growing global markets for fluid sensor products, the Company spent an additional $2.0 million in 1995 to upgrade its sales and marketing organization and launched several new marketing initiatives. The marketing efforts included an aggressive new trade advertising program designed to produce a continuing source of new sales leads. These investments should result in lower manufacturing costs and greater sales beginning in 1996.

Instrumentation segment net sales in 1994 were approximately $.2 million less than 1993 net sales. Segment operating income in 1994, however, increased 23.1% from 1993. Excluding the unusual charge of $.9 million incurred in 1993, segment income in 1994 increased 10.6% from 1993 levels resulting from improved performance in the European operations.


Morse Controls:             1995       1994       1993
Net Sales                   $107.7     $100.1     $ 90.9

Segment Operating Income
  Before Unusual Items         6.8        5.7        2.9
Unusual Items                 (1.5)       ---       (2.4)
Segment Operating Income     $ 5.3      $ 5.7      $  .5


Morse Controls segment net sales of $107.7 million were up 7.6% for 1995, as compared with $100.1 million in net sales in 1994, due to increases in the mobile equipment, aviation and other general industrial markets. 1995 segment operating income of $5.3 million decreased only $.4 million, as compared with the 1994 level of $5.7 million. In the fourth quarter of 1995, the segment recorded unusual charges of $1.5 million related to a major downsizing of its European operations, and non-cash adjustments of $1.5 million, principally related to inventory. Excluding unusual items and non-cash charges, segment operating income increased to $8.3 million in 1995, as compared with $5.7 million in 1994.

In the third quarter of 1995, Morse entered into a joint-venture in China with an affiliate of Dong Feng Motor Corporation, China's largest truck manufacturer. The joint-venture will manufacture push-pull cables, pull-only cables and other products used in trucks and other vehicles. In the last quarter in 1995, Morse also completed the strategic acquisition of RMH Controls, a small, specialized manufacturer of electronic controls with operations in Sweden and the United Kingdom. RMH's technology will permit Morse to expand its product offering in microprocessor-based electronic controls for marine and industrial applications.

The Morse Controls segment had net sales of $100.1 million in 1994, compared with net sales of $90.9 million for 1993, an increase of 10.1%, based on increased pleasure marine sales. The increased sales level resulted in operating income for the segment of $5.7 million in 1994, compared with $.5 million in 1993. Operating income in 1993 included unusual charges of $2.4 million related to restructuring and facilities consolidations.


Company-wide Fourth Quarter Results

Net sales from continuing operations in the fourth quarter of 1995 were $90.0 million, compared with $90.3 million in the fourth quarter of 1994. The Company had income from continuing operations of $4.0 million, or $.23 per share, in the fourth quarter of 1995 compared with a loss from continuing operations of $.3 million, or $.02 per share, in the comparable 1994 period. Income from continuing operations benefited from a reduction in deferred tax asset valuation allowances of $17.0 million, partially offset by the unusual charges of $9.0 million in the fourth quarter of 1995.

Power Transmission segment net sales experienced a decline of 3.6% to $22.4 million in the fourth quarter of 1995 compared to the same period in 1994 as the general mechanical market slowed. Despite this sales decrease, segment operating income increased 11.7% to $2.2 million in the 1995 fourth quarter as compared with the 1994 period, largely as a result of cost containment efforts and a shift in product mix.

Pumps segment net sales of $24.8 million were up 4.9% in the fourth quarter of 1995 compared to the same period in 1994. Segment operating income was down 20.8% to $1.6 million, when compared to the same period in 1994, due in part to a shift in product mix and to startup costs related to a new line of corrosive-resistant composite pumps and expenses caused by now-resolved technical difficulties related to a custom, high performance product order.

Instrumentation segment fourth quarter  1995  net  sales
were  $18.6  million, a decrease of 2.9%, compared  with  the same period in 1994. Fourth quarter 1995 earnings of $.2 million, which compared with $ 2.8 million in the fourth quarter of 1994, were negatively impacted primarily by the costs associated with a restructuring of its European operations. Total costs relating to this relocation exceeded $1.2 million including $.9 million of unusual items. In addition, the increased investment in new marketing and sales initiatives during 1995 contributed to the decrease compared to the 1994 fourth-quarter period.

Morse Controls segment net sales in the fourth quarter of both 1995 and 1994 were $24.2 million. The segment incurred an operating loss of $1.9 million in the fourth quarter of 1995, as compared with operating income of $1.3 million in the comparable 1994 period. Unusual items totaling $1.5 million were recorded related to a major downsizing of its European Operations. Additionally, fourth quarter 1995 results were negatively impacted by approximately $1.5 million of non-cash adjustments principally related to inventory.


Liquidity and Capital Resources

Short-term and Long-term Debt

The Company's domestic liquidity requirements are currently served by the $60 million revolving credit facility (including a letter of credit subfacility) under the Existing Credit Agreement, while its needs outside the United States are covered by short and intermediate term credit facilities from foreign banks. As of December 31, 1995, there were $18.2 million of revolving credit borrowings and $7.8 million of standby letters of credit outstanding under the Existing Credit Agreement .

The Company also has, in the aggregate, foreign short-term credit facilities of approximately $35.5 million. As of December 31, 1995, $18.8 million is outstanding under these foreign facilities, of which $9.8 million relates to indebtedness of discontinued operations.

In addition, at December 31, 1995, the Company had outstanding $70.0 million in aggregate principal amount of the 12.25% Debentures, maturing in 1997, and $150 million in aggregate principal amount of the 12% Debentures, maturing in amounts of $37.5 million in 1999, $37.5 million in 2000 and $75.0 million in 2001. The Debentures contain covenants that, among other things, restrict indebtedness to specified levels. Under certain circumstances, such covenants could result in the Company's inability to fully utilize the revolving credit facility under the Existing Credit Agreement and the foreign short-term credit facilities.

The Company sold its CEC Instruments division, corporate headquarters building and other previously identified assets for aggregate proceeds of $13.2 million in 1994, and its Heim Bearings, Aerospace and Barksdale Controls operations for aggregate proceeds of approximately $91 million in 1993. The Company used the net proceeds from these sales to reduce amounts outstanding under its then existing senior notes and revolving credit facility. In the first quarter of 1995, the Company repaid outstanding term and bridge loans under the Existing Credit Agreement in the aggregate principal amounts of $36.7 million and $45.0 million, respectively. In 1995, the Company redeemed $80 million in aggregate principal amount of the 12.25% Debentures at 100% of their principal amount, $40 million of which were redeemed in March 1995 with proceeds from the sale of the Company's former Turbomachinery business, and an additional $40 million of which were redeemed in July 1995 with proceeds from the sale of a majority of the Company's Electro-Optical Systems business. As a result of these actions, total interest expense has been significantly reduced as compared with prior period levels.

As a result of the early extinguishment of debt referred to above, a $4.1 million, or $.24 per share, charge was recorded as an extraordinary item in the first quarter of 1995. The charge consisted of the write-off of deferred debt expense associated with the portions of the debt repaid under the Existing Credit Agreement and the redemption of a portion of the 12.25% Debentures. The redemption of $40 million in aggregate principal amount of the 12.25% Debentures on July 6, 1995 resulted in an extraordinary charge of approximately $.3 million, or $0.02 per share, in the third quarter of 1995.

Management continues to actively pursue opportunities to further reduce its high interest debt. The Company plans to use the proceeds from the sales of its Roltra-Morse and Varo's Electronic Systems businesses to reduce debt. Moreover, the Company is currently negotiating to refinance the Existing Credit Agreement and the Debentures. Management expects to complete the refinancing in the first half of 1996.

Cash Flow

The Company's operating activities used cash of $31.7 million in 1995, compared with providing cash of $16.8 million in 1994, due principally to cash requirements of $22.0 million related to discontinued operations, cash requirements related to previously sold operations (not classified as discontinued operations) and a net increase in working capital items within the Company's continuing operations. Net cash provided by investing activities was $145.5 million in 1995, compared with cash used of $.3 million in 1994. The 1995 increase in net cash provided by investing activities is principally a result of $174.9 million of net proceeds generated from the sale of businesses and assets in 1995 versus $13.6 million in 1994. Cash and cash equivalents decreased to $3.8 million at December 31, 1995 from $26.9 million at December 31, 1994, due to cash used by operating activities and increased capital expenditures during 1995.

Working capital at December 31, 1995 was $81.0 million, a decrease of $51.2 million from the end of 1994, due principally to the sales of the Company's former Turbomachinery business and substantially all of its Electro-Optical Systems business. The reduction in assets was partially offset by a reduction in current debt and accrual levels (related primarily to previously sold businesses) in 1995. The ratio of current assets to current liabilities was
2.0 at December 31, 1995, compared with 2.2 at December 31, 1994. Principally as a result of the aforementioned sales of businesses, the gain on the disposal of the Turbomachinery business and the related debt repayments during 1995, the Company's total debt as a percent of its total capitalization decreased to 97.2%, compared to 107.0% and 109.4% at December 31, 1994 and 1993, respectively.

Capital expenditures of continuing operations of $14.6 million increased significantly over the 1994 level of $6.0 million. The 1995 level was a planned increase over the 1994 level in order to make investments to maintain and to improve competitive advantages at the Company's operations. The Company anticipates that capital expenditures in 1996 will increase slightly over the 1995 level primarily to improve productivity. There were no material outstanding commitments for the acquisition of property, plant and equipment at December 31, 1995.

Management of the Company believes that cash flow from operations, cash available from unused credit facilities and cash generated by additional asset sales will be sufficient to meet its foreseeable liquidity needs.

Seasonality; Customer Concentration; Inflation

General economic conditions worldwide continue to create business opportunities for the coming year in many of the markets in which the Company operates. Management believes that because of the nature of its industrial products and the fact that the Company sells diverse products to many markets, the Company is not significantly affected by the cyclical behavior, or seasonality, of any particular market that it serves.

Total sales to the United States Department of Defense in the form of prime and subcontracts were approximately 7% of net sales from continuing operations in 1995, 9% of sales in 1994 and 14% of sales in 1993.

Approximately 31% of the property, plant and equipment of the Company's continuing operations has been acquired over the past five years and has a remaining useful life ranging from five years to fifteen years for equipment to thirty years for buildings. In addition, property, plant and equipment of the businesses acquired by the Company have been adjusted to their fair value at the time of acquisition. Assets acquired in prior years are expected to be replaced at higher costs but this will take place over many years. The newer assets will result in higher depreciation charges but, in many cases, due to technological improvements, there will be operating cost savings as well. The Company considers these matters in establishing its pricing policies.


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


Item 9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.

Not Applicable.



                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Company's Proxy Statement, for the Annual Meeting of Stockholders which will be held on May 21, 1996 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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


                            PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.

(a) (1)   Financial Statements

          The Financial Statements and Supplementary Data required by
          Part II, Item 8 of Form 10-K are included in this Part IV of this Form 10-K Report as follows:

          Consolidated Financial Statements                        Page

            Consolidated Statements of Income for the Years
              Ended December 31, 1995, 1994 and 1993................F-1
            Consolidated Balance Sheets at December 31, 1995
              and 1994..............................................F-2
            Consolidated Statements of Cash Flows for the
              Years Ended December 31, 1995, 1994 and 1993......... F-3
            Consolidated Statements of Shareholders' Equity
              for the Years Ended December 31, 1995, 1994 and 1993..F-4
            Notes to Consolidated Financial Statements............. F-5
            Report of Independent Auditors..........................F-28
            Quarterly Financial Information.........................F-29

    (2)   Financial Statement Schedules

             The following consolidated financial statement schedule for the year ended December 31, 1995, 1994 and 1993 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements.

           Schedule                                                Page

             II       Valuation and Qualifying Accounts..........  S-1

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

(b)  Reports on Form 8-K

     Not Applicable.


                          EXHIBIT INDEX


Exhibit No.   Note No.                   Description


 3(i)         (10)  The Company's Restated Certificate of Incorporation,
                    as amended March 10, 1989 and November 10, 1992

 3(ii)        (14)  The Company's Bylaws

 4.1 (A)       (6)  Indenture agreement dated August 15, 1987 between the
                    Company and IBJ Schroder Bank & Trust Company, Trustee

     (B)      (12)  First Supplemental Indenture dated as of February 14,
                    1994 between the Company and IBJ Schroder Bank & Trust Company, Trustee

 4.2           (6)  Indenture agreement dated November 1, 1989 between the
                    Company and IBJ Schroder Bank & Trust Company, Trustee

 4.3 (A)       (3)  Rights Agreement dated as of April 22, 1987 between the
                    Company and Philadelphia National Bank, as Rights Agent

     (B)      (10)  Amendment dated December 16, 1991 between the Company and First Chicago Trust Company of New York

                    Management Contracts, Compensatory Plans and Arrangements:

 10.1         (16)  Amended and restated Equity Incentive Plan for Key
                    Employees

 10.2         (18)  Amended and restated 1988 Equity Incentive Plan for
                    Outside Directors

 10.3         (17)  1995 Equity Incentive Plan for Outside Directors

 10.4               The Company's Supplemental Retirement Income Plan

 10.5         (10)  Change in Control Agreement dated January 9, 1987 between the Company and John J. Carr

 10.6         (10)  Change in Control Agreement dated December 23, 1988
                    between the Company and Brian Lewis

 10.7         (10)  Change in Control Agreement dated August 5, 1992 between the Company and William M. Brown

 10.8         (10)  Change in Control Agreement dated August 13, 1992 between the Company and Thomas J. Bird

 10.9 (A)     (12)  Employment Agreement dated September 13, 1993 between the
                    Company and Donald K. Farrar

      (B)     (14)  Amendment dated November 17, 1994 to the Employment
                    Agreement between the Company and Donald K. Farrar

 10.10        (12)  Change in Control Agreement dated September 13, 1993 between the Company and Donald K. Farrar

 10.11 Change in Control Agreement dated October 2, 1995 between the Company and David C. Christensen

                    Other Material Contracts:

 10.12(A)  (4), (6) The Company's Salaried Employees Stock Savings Plan as
                    amended on July 1,1987 and as amended on June 14, 1988

      (B)      (9)  Amendment dated March 16, 1989 to the Imo Industries Inc.
                    Employees Stock Savings Plan

      (C)      (7)  Amendments dated September 6, 1990 and February 14, 1991 to the Imo Industries Inc. Employees Stock Savings Plan

      (D)      (8)  Amendment dated May 9, 1991 to the Imo Industries Inc.
                    Employees Stock Savings Plan

      (E)     (10)  Amendments dated December 30, 1991 and August 3, 1992 to the Imo Industries Inc. Employees Stock Savings Plan

      (F)     (14)  Trust Agreement for the Imo Industries Inc. Employees
                    Stock Savings Plan as of March 1, 1995 between the Company and Eagle Trust Company

 10.13         (1)  Distribution Agreement dated December 18, 1986 between
                    Transamerica Corporation and the Company

 10.14         (1)  Tax Agreement between the Company and Transamerica
                    Corporation

 10.15(J)     (11)  Warrant dated July 15, 1993 issued by the Company to The
                    Prudential Insurance Company of America

 10.16         (2)  Stock Purchase Agreement dated November 30, 1987 between the Company and TRIFIN B.V.

 10.17         (5)  Agreement and Plan of Merger, dated as of August 21,
                    1988 by and among the Company, VI Acquisition Corp. and Varo Inc.

 10.18         (5)  Stock option agreement, dated as of August 21, 1988,
                    between VI  Acquisition Corp. and Varo Inc.

 10.19         (6)  Agreement for the purchase of the stock of Warren Pumps
                    Inc. by the Company dated April 3, 1989 among the Company, Warren Pumps Inc. and the holders of all of the issued and outstanding stock of Warren Pumps Inc.

 10.20         (7)  Stock Purchase Agreement dated as of May 31, 1990 among
                    United Scientific Holdings PLC, United Scientific Inc. and the Company

 10.21        (12)  Stock Purchase Agreement dated as of October 28, 1993 among the Company, Imo Industries GmbH, Mark Controls Corporation and Mark Controls GmbH i. Gr., as amended

 10.22        (12)  German Asset Purchase Agreement among Imo Industries
                    GmbH, Mark Controls GmbH i. Gr., the Company and Mark Controls Corporation, as amended

 10.23(A)     (13)  Credit Agreement dated as of August 5, 1994 among the
                    Company, as Borrower, Baird Corporation, as Guarantor,
                    Warren Pumps Inc., as Guarantor, the Institutions from time to time party thereto as Lenders and as Issuing
                    Banks, and Citibank, N.A., as Agent

      (B)     (14)  First Amendment dated as of November 18, 1994, Second
                    Amendment dated as of January 11, 1995, and Third Amendment dated as of February 17, 1995 to the Credit Agreement dated as of August 5, 1994 among the Company as Borrower, Baird Corporation, as Guarantor, Warren Pumps Inc., as Guarantor, the Institutions from time to time party thereto as Lenders and as Issuing Banks, and Citibank, N.A., as Agent

      (C) Fourth Amendment dated as of May 3, 1995, Fifth Amendment dated as of August 14, 1995, Sixth Amendment dated as of December 11, 1995, and Seventh Amendment dated as of March 4, 1996 to the Credit Agreement dated as of August 4, 1994 among the Company as Borrower, Baird Corporation, as Guarantor, Warren Pumps Inc., as Guarantor, the Institutions from time to time party thereto as Lenders and as Issuing Banks, and Citibank, N.A., as Agent

 10.24(A)     (13)  Asset Purchase Agreement dated as of November 4, 1994 by and among the Company, Imo Industries International Inc.
                    and Mannesmann Capital Corporation

      (B)     (14)  Agreement, Amendment and Waiver dated January 17, 1995 by and among the Company and Mannesmann Capital
                    Corporation

 10.25        (14)  Asset and Stock Purchase Agreement dated as of January 1,
                    1995 by and among the Company and Thermo Jarrell Ash Corporation

 10.26        (15)  Purchase and Sale Agreement among Litton Industries,
                    Inc., and Litton Systems, Inc. and Imo Industries Inc., Baird Corporation, Optic-Electronic International, Inc. and Varo Inc. dated May 11, 1995 and amended and restated as of June 2, 1995

 20 Proxy Statement for the Company's 1996 Annual Meeting of Stockholders (incorporated by reference to the Company's Proxy Statement to be filed separately with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended)

 21                 Subsidiaries of the Company

 23                 Consent of Ernst & Young LLP dated March 25, 1996

 27                 Financial Data Schedule as of December 31, 1995

_______________________________________________
NOTES

(1) Incorporated by reference to the Company's Form 8 Amendment No. 2 filed with the Commission on December 9, 1986 amending the Company's Form 10 as filed with the Commission on October 15, 1986.
(2) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 17, 1987.
(3) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 4, 1987.
(4) Incorporated by reference to the Imo Industries Inc. Employees Stock Savings Plan Form 11-K filed with the Commission on April 13, 1988.
(5) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 14, 1988.
(6) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1990.
(7) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1991.
(8) Incorporated by reference to the Company's Form S-8 filed with the Commission on June 17, 1991.
(9) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 1992.
(10) Incorporated by reference to the Company's Form 10-K filed with the Commission on April 19, 1993.
(11) Incorporated by reference to the Company's Form 10-K/A filed with the Commission on August 6, 1993 amending the Company's Form 10-K as filed with the Commission on April 19, 1993.
(12) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1994.
(13) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 14, 1994.
(14) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1995.
(15) Incorporated by reference to the Company's Form 8-K filed with the Commission on June 19, 1995.
(16) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60533
(17) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60535
(18) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 13, 1995.




                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Imo Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 1996

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


/s/ DONALD K. FARRAR             Chief Executive Officer,
Donald K. Farrar                 President and Director
                                 (principal executive officer)  March 25, 1996


/s/ WILLIAM M. BROWN             Executive Vice President,
William M. Brown                 Chief Financial Officer/
                                 Corporate Controller
                                 (principal financial and
                                  accounting officer)           March 25, 1996


/s/ JAMES B. EDWARDS             Director                       March 25, 1996
James B. Edwards


/s/ J. SPENCER GOULD             Director                       March 25, 1996
J. Spencer Gould


/s/ RICHARD J. GROSH             Director                       March 25, 1996
Richard J. Grosh


/s/ CARTER P. THACHER            Director                       March 25, 1996
Carter P. Thacher


/s/ DONALD C. TRAUSCHT           Director                       March 25, 1996
Donald C. Trauscht


/s/ ARTHUR E. VAN LEUVEN         Director                       March 25, 1996
Arthur E. Van Leuven


Imo Industries Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands except per share amounts)

Year Ended December 31,                     1995       1994*       1993*

Net Sales                               $373,227    $360,785    $416,526
Cost of products sold                    258,335     248,835     284,227

Gross Profit                             114,892     111,950     132,299

Selling, general and administrative
     expenses                             80,964      77,973     102,916
Research and development expenses          4,831       4,646       7,537
Unusual items                              9,020         ---      14,338

Income from Operations                    20,077      29,331       7,508

Interest expense                          25,860      29,168      33,341
Interest income                           (1,980)     (1,592)       (511)
Other income                                (739)       (219)     (1,074)
Equity in (income) loss of
     unconsolidated companies               (302)        ---         231

Income (Loss) From Continuing
     Operations Before Taxes and
     Extraordinary Item                   (2,762)      1,974     (24,479)

Income taxes (benefit):
     Current                               2,209       1,790         ---
     Deferred                            (17,000)        ---      13,450
Total Income Taxes (Benefit)             (14,791)      1,790      13,450

Income (Loss) From Continuing Operations
     Before Extraordinary Item            12,029         184     (37,929)

Discontinued Operations:
  Income (Loss) from Operations (net of
      income tax expense of $.9 million
      in 1995, $1.4 million in 1994 and
      $1.5 million in 1993)                  500       9,046     (46,528)
  Estimated Gain (Loss) on Disposal (net
      of income taxes of $5.2 million in
      1995)                               21,625         ---    (168,014)
        Total Income (Loss) from
          Discontinued Operations         22,125       9,046    (214,542)

Extraordinary Item - Loss on
      Extinguishment of Debt              (4,444)     (5,299)    (18,095)

Net Income (Loss)                        $ 29,710    $ 3,931   $(270,566)

Earnings (loss) per share:
   Continuing operations before
      extraordinary item                   $  .71     $  .01     $ (2.25)
   Discontinued operations                 $ 1.29     $  .53     $(12.70)
   Extraordinary item                      $ (.26)    $ (.31)    $ (1.07)
   Net income (loss)                       $ 1.74     $  .23     $(16.02)

Weighted average number of shares
   outstanding                         17,048,622  16,926,071  16,890,501

See accompanying notes to consolidated financial statements.
*Reclassified to conform to 1995 presentation.
                                          F-1

Imo Industries Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

December 31,                                           1995      1994*

Assets
Current Assets
Cash and cash equivalents                               $ 3,809   $ 26,942
Trade accounts and notes receivable, less
  allowance of $2,030 in 1995 and $2,192 in 1994         53,965     53,909
Inventories-net                                          85,030     76,902
Deferred income taxes                                    11,371      4,328
Net assets of discontinued operations - current           5,220     75,165
Prepaid expenses and other current assets                 4,617      5,089
Total Current Assets                                    164,012    242,335
Property, Plant and Equipment - on the basis of cost
Land                                                     10,407      5,930
Buildings and improvements                               44,786     40,449
Machinery and equipment                                 109,156    102,730
                                                        164,349    149,109
Less allowances for depreciation and amortization       (82,996)   (71,867)
Net Property, Plant and Equipment                        81,353     77,242
Intangible Assets, Principally Goodwill                  68,664     73,834
Investments in and Advances to Unconsolidated Companies   5,415      3,653
Deferred income taxes - Long-Term                         4,609        ---
Net Assets of Discontinued Operations - Noncurrent       29,190     89,313
Other Assets                                             30,644     26,242
Total Assets                                          $ 383,887  $ 512,619

Liabilities and Shareholders' Equity
Current Liabilities
Notes payable                                         $   9,019  $   9,699
Trade accounts payable                                   23,733     22,012
Accrued expenses and other liabilities                   38,069     51,620
Accrued costs related to discontinued operations          3,055      6,444
Income taxes payable                                      8,354      6,671
Current portion of long-term debt                           805     13,675
Total Current Liabilities                                83,035    110,121
Long-Term Debt                                          245,802    372,365
Deferred Income Taxes                                       ---      7,364
Accrued Postretirement Benefits - Long-Term              24,372     30,918
Accrued Pension Expense and Other Liabilities            23,794     17,696
Total Liabilities                                       377,003    538,464
Shareholders' Equity
Preferred stock:  $1.00 par value; authorized and
  unissued 5,000,000 shares                                 ___        ___
Common stock:  $1.00 par value; authorized 25,000,000
  shares; issued 18,756,397 and 18,680,428 in 1995
  and 1994, respectively                                 18,756     18,680
Additional paid-in capital                               80,275     79,789
Retained earnings (deficit)                             (76,592)  (106,302)
Cumulative foreign currency translation adjustments       4,266        861
Minimum pension liability adjustment                     (1,801)      (853)
Treasury stock at cost - 1,672,788 shares
  in 1995 and 1994                                      (18,020)   (18,020)
Total Shareholders' Equity                                6,884    (25,845)
Total Liabilities and Shareholders' Equity            $ 383,887  $ 512,619

See accompanying notes to consolidated financial statements.
* Restated to conform to 1995 presentation.
                                      F-2

Imo Industries Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

Year Ended December 31,                         1995      1994*      1993*
OPERATING ACTIVITIES
Net income (loss)                               $29,710   $ 3,931    $(270,566)
Adjustments to reconcile net income
  (loss) to net cash (used by) provided
  by continuing operations:
    Discontinued operations                     (22,125)   (9,046)     214,542
    Depreciation                                 12,100    12,771       15,325
    Amortization                                  3,122     5,832        4,471
    Provision (credit) for deferred
      income taxes                              (17,000)      ---       13,450
    Extraordinary item                            4,444     5,299       18,095
    Unusual items                                 9,020       ---       14,338
    Other                                           172       666        1,243
    Other changes in operating assets
      and liabilities:
        Decrease (increase) in accounts and
          notes receivable                          236    (1,557)       9,491
        (Increase) decrease in inventories       (7,157)     (368)       7,198
        Decrease in recoverable income taxes        ---     3,826        7,270
        (Decrease) increase in accounts
          payable and accrued expenses          (13,273)   (9,160)           7
        Other operating assets and
          liabilities                            (9,014)   (5,387)      (8,846)
   Net cash (used by) provided by continuing
         operations                              (9,765)    6,807       26,018
   Net cash (used by) provided by
         discontinued operations                (21,978)    9,971          986

Net Cash (Used in) Provided by Operating
   Activities                                   (31,743)   16,778       27,004

INVESTING ACTIVITIES
Net proceeds from sale of businesses and
   sales of property, plant and equipment       174,922    13,568       86,619
Purchases of property, plant and equipment      (14,600)   (6,025)      (6,343)
Acquisitions, net of cash acquired               (5,247)      ---          ---
Net investing activities of discontinued
   operations                                    (9,426)   (6,994)      (9,724)
Other                                              (122)     (857)         252
Net Cash Provided by (Used in) Investing
   Activities                                   145,527      (308)      70,804

FINANCING ACTIVITIES
(Decrease) increase in notes payable              5,407   (31,346)     (29,915)
Proceeds from long-term borrowings               45,461    86,951        4,377
Principal payments on long-term debt           (188,200)  (56,759)     (55,575)
Payment of debt financing costs                    (401)  (11,277)      (8,326)
Proceeds from stock options exercised               535       415          ---
Other                                                59        15         (318)
Net Cash Used in Financing Activities          (137,139)  (12,001)     (89,757)

Effect of exchange rate changes on cash             222       117         (462)
(Decrease) increase in Cash and Cash
   Equivalents                                  (23,133)    4,586        7,589
Cash and cash equivalents at
   beginning of year                             26,942    22,356       14,767

Cash and Cash Equivalents at
   End of Year                                  $ 3,809   $26,942      $22,356

See accompanying notes to consolidated financial statements.
*Reclassified to conform to 1995 presentation.
                             F-3

Imo Industries Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)
                                           Cumulative
                        Addit-             Foreign     Minimum
                        ional    Retained  Currency    Pension
                Common  Paid-In  Earnings  Translation Liability  Treasury
                Stock   Capital  (Deficit) Adjustments Adjustment Stock    Total
Balance at
  January 1,
  1993 *        $18,554 $78,557  $160,333  $  491      $  ---     $(18,020) $239,915
Net loss            ---     ---  (270,566)    ---         ---          ---  (270,566)
Foreign currency
  translation
  adjustments       ---     ---       ---  (1,638)        ---          ---    (1,638)
Minimum pension
  liability
  adjustment        ---     ---       ---     ---      (1,768)         ---    (1,768)
Issuance of
  common stock
  warrants          ---     336       ---     ---         ---          ---       336
Restricted shares
  issued under
  the equity
  incentive plan     30     187       ---     ---         ---          ---       217
Balance at
  December 31,
  1993 *         18,584  79,080  (110,233) (1,147)     (1,768)     (18,020)  (33,504)
Net income          ---     ---     3,931     ---         ---          ---     3,931
Foreign currency
  translation
  adjustments       ---     ---       ---   2,008         ---          ---     2,008
Minimum pension
  liability
  adjustment        ---     ---       ---     ---         915          ---       915
Shares issued
  under stock
  option plan        56     359       ---     ---         ---          ---       415
Restricted shares
  issued under
  the equity
  incentive plan     40     350       ---     ---         ---          ---       390
Balance at
  December 31,
  1994 *         18,680  79,789  (106,302)    861        (853)     (18,020)  (25,845)
Net income          ---     ---    29,710     ---         ---          ---    29,710
Foreign currency
  translation
  adjustments       ---     ---       ---   3,405         ---          ---     3,405
Minimum pension
  liability
  adjustment        ---     ---       ---     ---        (948)         ---      (948)
Shares issued
  under stock
  option plan        73     462       ---     ---         ---          ---       535
Restricted shares
  issued under
  the equity
  incentive plan      3      24       ---     ---         ---          ---        27
Balance at
  December 31,
  1995          $18,756 $80,275  $(76,592) $4,266     $(1,801)    $(18,020)   $6,884

See accompanying notes to consolidated financial statements.
* Reclassified to conform to current year presentation.
                                  F-4


Imo Industries Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1  Significant Accounting Policies

Consolidation:   The  consolidated financial  statements
include  the  accounts of the Company and its  majority-
owned     subsidiaries.     Significant     intercompany
transactions have been eliminated in consolidation.  The
Company   uses   the  equity  method  to   account   for
investments in corporations in which it does not own a majority voting interest.

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

Interest Expense:  Interest expense incurred during  the
construction of facilities and equipment is  capitalized
as  part  of  the cost of those assets.  Total  interest
paid  by the Company amounted to $39.5 million in  1995,
$49.5  million in 1994 and $56.7 million in 1993.  There
was   no   interest  capitalized  in   1995.    Interest
capitalized  in  1994 and 1993 was $.2 million  and  $.1
million, respectively.

Earnings  Per Share:  Earnings per share are based  upon
the  weighted  average number of shares of common  stock
outstanding.  Common stock equivalents related to  stock
options  are  excluded  because  their  effect  is   not
material.

Impact of Recently Issued Accounting Standards: In March
1995, the FASB issued Statement No. 121, "Accounting for
the  Impairment of Long-Lived Assets to Be Disposed Of",
which requires impairment losses to be recorded on long-
lived  assets  used  in operations  when  indicators  of
impairment  are present and the undiscounted cash  flows
estimated to be generated by those assets are less  than
the   assets'  carrying  amount.  Statement   121   also
addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt
Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Stock  Compensation:    The Company grants stock options
and  shares  of  restricted stock to  certain  employees
under its Equity Incentive Plan.  The stock options  are
for  a fixed number of shares and have an exercise price
equal  to  the fair value of the shares at the  date  of
grant.   Restricted shares are valued at fair  value  of
the shares at the date of grant and compensation expense is recognized over the vesting period.

The   Company   accounts  for  its  stock   compensation
arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees", and intends to continue to do so.

Intangible  Assets:  Goodwill of companies  acquired  is
being  amortized  on  the straight-line  basis  over  40
years. The carrying value of goodwill is reviewed when indicators of impairment are present, by evaluating future cash flows of the associated operations to determine if impairment exists. Goodwill related to continuing operations at December 31, 1995 and 1994 was $63.1 million and $61.2 million, respectively, net of respective accumulated amortization of $14.6 million and $12.9 million. Patents are amortized over the shorter of their legal or estimated useful lives.

Management  Estimates:   The  preparation  of  financial
statements   in   conformity  with  generally   accepted
accounting  principles  requires  management   to   make
estimates  and  assumptions  that  affect  the  reported
amounts  of  assets  and liabilities and  disclosure  of
contingent  assets and liabilities at the  date  of  the
financial   statements  and  the  reported  amounts   of
revenues  and  expenses  during  the  reporting  period.
Actual results could differ from those estimates.

Restatements:    The Consolidated Financial  Statements,
and the notes thereto, have been restated to reflect the
Company's   Roltra-Morse   business   segment    as    a
discontinued  operation  in accordance  with  Accounting
Principles Board Opinion No. 30. Certain prior year amounts have been reclassified to conform to the current year presentation.


Note 2  Discontinued Operations

Electro-Optical Systems
In  January  1994, pursuant to a plan  approved  by  the
Board  of Directors, the Company announced its intention
to dispose of its Electro-Optical Systems operations. On
January 3, 1995, the Company completed the sale  of  its
Baird   Analytical   Instruments  Division   to   Thermo
Instruments   Systems   Inc.  for  approximately   $12.3
million,  which  was  used to repay  a  portion  of  the
Company's  domestic senior debt. On June 2,  1995,   the
Company completed the sale of the Optical Systems and Ni-
Tec divisions of Varo Inc. and the Optical Systems division of Baird Corporation, which represented the major part of its Electro-Optical Systems business, to Litton Industries for approximately book value. The proceeds were used to pay off $8 million outstanding under the revolving credit facility on June 2, 1995 and to redeem $40 million of its 12.25% senior subordinated debentures on July 6, 1995. Remaining assets to be sold include the Electro-Optical System's Varo Electronic
Systems division and non-operating real estate, which continue to be marketed to interested parties.

Turbomachinery
In August 1994 the Board of Directors approved a plan to
sell the Company's Turbomachinery operations. On January
17,  1995, the Company completed the sale of its Delaval
Turbine and TurboCare divisions and its 50% interest  in
Delaval-Stork,  to Mannesmann Demag. The final  adjusted
purchase  price was $119 million of which, $109  million
was  received  at  closing, with the  remainder  earning
interest  to the Company and to be received at specified
future  contract dates subject to adjustment as provided
in  the agreement.  It is management's expectation  that
there  will  be  no further adjustment to  the  purchase
price.   A  portion  of the proceeds were  used  by  the
Company  to pay off its domestic senior debt in  January
1995 and in March 1995 the Company redeemed $40 million of its 12.25% senior subordinated debentures with the remainder of the proceeds.

Roltra-Morse
In February 1996 the Company announced a plan to sell its Roltra-Morse operations. The Company has engaged an investment banking firm to assist in the sale which is expected to be completed in 1996 with proceeds in excess of net book value of the operations.

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

Discontinued   operations  include   management's   best
estimates of amounts expected to be realized at the time of disposal. The amounts the Company will ultimately realize could differ materially in the near term from the amounts used to determine the gain or loss on disposal of the discontinued operations.

Net   assets   and   liabilities  of  the   Discontinued
Operations consist of the following:

December 31 (Dollars in thousands)              1995      1994

  Current Assets:
     Receivables                               $ 25,956  $ 88,793
     Inventories                                 21,484    70,194
     Other current assets                         6,351     4,986
                                                 53,791   163,973
  Current Liabilities:
     Notes Payable                                9,849     3,072
     Trade accounts payable                      27,687    46,733
     Other current liabilities                   11,035    39,003
                                                 48,571    88,808

  Net Current Assets                           $  5,220  $ 75,165

  Long-term Assets:
     Property                                  $ 22,112  $ 82,684
     Intangible assets                           12,645    12,589
     Other long-term assets                      11,666     9,308
                                                 46,423   104,581

  Long-term Liabilities                          17,233    15,268

  Net Long-term Assets                         $ 29,190  $ 89,313

  Net Assets                                   $ 34,410  $164,478

Net   assets  related  to  the  Electro-Optical  Systems
business are $11.9 million and $85 million as of December 31, 1995 and 1994, respectively; net assets related to the Turbomachinery business are $1.0 million and $60 million as of December 31, 1995 and 1994, respectively; and net assets related to the Roltra-Morse business are $21.5 million and $19.5 million as of December 31, 1995 and 1994, respectively.

The  Discontinued  Operations  have  $19.4  million   in
foreign   short-term  credit  facilities  with   amounts
outstanding at December 31, 1995 of $9.8 million.  Total
long-term  debt of discontinued operations  amounted  to
$7.1  million and $9.6 million as of December  31,  1995
and 1994, respectively. Of these amounts, $1.6 million and $3.4 million represent the current portion.

A  condensed  summary  of operations  for  the  Discontinued
Operations is as follows:

Year Ended December 31
(Dollars in thousands)               1995      1994      1993
     Net Sales                   $159,339  $444,656  $396,731

     Income (loss) from
      operations before
      income taxes and
      minority interest               653    10,882   (44,431)

     Income taxes                     878     1,443     1,550
     Minority interest               (725)      393       547

     Income (loss) from
      operations                 $    500   $ 9,046  $(46,528)

The income (loss) from operations of the  Discontinued
Operations for 1995, 1994 and 1993 includes allocated interest expense. Interest expense of $7.5 million, $19.4 million, and $19.6 million, respectively, was allocated based on the ratio of the estimated net assets to be sold in relation to the sum of the Company's shareholders' equity and the aggregate of outstanding debt at each year end.

Electro-Optical Business
The  Electro-Optical  loss  from  operations  was  $45.3
million   for  1993.  Losses  from  the  Electro-Optical
Systems operations for 1995 and 1994 resulted in a net charge of $1.0 million and $6.2 million, respectively, to reserves established as of December 31, 1993.

The  Company   recorded  charges of  $155.3  million  at
December  31,  1993,  which included  a  $104.6  million
goodwill write-off to reduce the carrying amount of  the
Electro-Optical  discontinued  operation  to   estimated
realizable value.  During 1995 the Company recognized an
additional  $13.3 million loss on disposal. Included  in
the  additional  loss was $6.8 million  related  to  the
resolution of contingencies associated with the sale  of
the  business and fourth quarter charges of $6.5 million
primarily  to  write-down remaining  non-operating  real
estate to net realizable value. As of December 31, 1995,
the  Company  has  an accrual for anticipated  operating
losses   of  $.6  million  (including  $.9  million   of
allocated interest) through the date of sale, which is expected to occur during the second half of 1996.

Turbomachinery Business
The  Turbomachinery business income from operations  was
$5.6  million  and   $1.0 million  for  1994  and  1993,
respectively.

As  a  result of the sale of the Turbomachinery business
in  1995,  the Company recognized an estimated  gain  on
disposal of $35.0 million, net of income taxes  of  $5.2
million.   The gain is net of fourth quarter charges  of
$4.6    million,   related   to   the   resolution    of
contingencies  associated with the  sale  to  Mannesmann
Demag and to a write-down of remaining assets to net realizable value.

Roltra-Morse
The Roltra-Morse business had income from operations  of
$.5   million  and  $3.5  million  for  1995  and  1994,
respectively, and a loss from operations of $2.1 million in 1993.

Note 3 Restructuring Plan

Asset Sales
In  October  1992,  the  Company  announced  a  plan  to
strengthen its balance sheet through the sale of certain
businesses and the application of the proceeds to reduce
debt.   Pursuant to this plan, the Company divested  its
Heim  Bearings,  Aerospace, Barksdale Controls  and  CEC
Instruments  businesses. In 1993, the Company  sold  its
Heim   Bearings,   Aerospace  and   Barksdale   Controls
operations  for proceeds of approximately  $91  million,
and in 1994, sold its CEC Instruments and Turboflex Ltd.
operations,  its  Corporate  headquarters  building  and
other   previously  identified  assets   for   aggregate
proceeds  of  $13.2  million.  These  proceeds,  net  of
related expenses, were used to repay senior debt in  the
amount  of  $81.9 million in 1993 and $13.2  million  in
1994,   in  accordance  with  the  terms  of  the   1993
restructured credit facilities.

Other non-operating real estate, representing less  than
10% of the original value of assets announced to be sold
in  October  1992,  remain for sale.   Results  for  the
fourth quarter of 1995 include an unusual charge of $5.0 million related to the write-down of this non-operating real estate to its net realizable value (See Note 6).
The Company targets completion of the divestitures over the next 9 to 12 months.

In  the  fourth quarter of 1993, management initiated  a
strategy  to reposition the Company on its less  capital
intensive  businesses that exhibited strong  brand  name
recognition, a broad customer base and market leadership
with  less  dependence  on U.S.  Government  sales.   In
connection with this strategy, the Company divested  its
Turbomachinery  and most of its Electro-Optical  Systems
businesses in 1995. This repositioning will be completed
upon  the  sales of the Roltra-Morse business,  and  the
remaining   portion   of  the  Electro-Optical   Systems
business, which are expected to be completed in 1996
(See Note 2).

Cost Reduction Programs
In  the  fourth quarter of 1995, the Company recorded  a
charge   to  continuing  operations  of  $4.0   million,
including  severance  and other expenses  related  to  a
Company-wide    program   to    reduce    general    and
administrative  costs  (See  Note  6).    This   program
includes a reduction of 65 employees, or 2% of the total
number  of  Company employees, including a reduction  of
the  corporate headquarters staff by 20%.  This  program
is   expected   to  reduce  general  and  administrative
expenses  by  approximately $2.9 million in  1996,  $4.0
million  in  1997 and $5.0 million annually  thereafter.
The required cash outlay related to this program was $.4 million in 1995, and the expected cash requirements during 1996 are $3.2 million. The remainder represents non-cash charges.

In 1993, the Company recorded a charge to continuing operations of $5.2 million for a cost reduction program which benefited 1994 and 1995 operating results (See
Note 6). The Company implemented cost-cutting measures at its core operations to reduce its expense structure and to eliminate duplicative functions. In addition, in connection with this 1993 cost reduction program, the Company consolidated certain operations in its European
Instruments and Morse Controls businesses and revised operating processes and reduced employment levels at its Pumps segment and other operations. The number of Company employees in core operations declined by 205, or 7%, between mid-1993 and mid-1994. These organizational restructuring measures have been providing net cash benefits, compared to 1993 levels, which approximated
$4.5 million and $1.5 million for continuing operations, in 1995 and 1994, respectively, and are expected to approximate $5.5 million annually thereafter, based largely on reduced employment costs.


Note 4 Inventories

Inventories are summarized as follows:

December 31 (Dollars in thousands)          1995           1994

Finished products                       $ 39,684       $ 33,350
Work in process                           31,235         30,049
Materials and supplies                    26,372         27,022
                                          97,291         90,421
Less customers' progress payments            689          1,635
Less valuation allowance                  11,572         11,884

                                        $ 85,030       $ 76,902

Note 5  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31 (Dollars in thousands)          1995           1994

Accrued contract completion costs       $     94       $    556
Accrued product warranty costs             2,737          4,310
Accrued litigation and claims costs        1,674          4,493
Payroll and related items                 14,328         12,547
Accrued interest payable                   6,511         10,167
Accrued restructuring costs                1,688            960
Accrued divestiture costs                  2,861          8,582
Other                                      8,176         10,005

                                        $ 38,069       $ 51,620


Note 6  Unusual Items

During   the   fourth  quarter  of  1995,  the   Company
recognized unusual charges of $9.0 million ($.53 per share) in income from continuing operations. These charges include $4.0 million in severance benefits and other expenses related to a Company-wide program to reduce general and administrative costs (See Note 3) and $5.0 million related to the write-down of certain non-operating real estate to net realizable value (See Note
3).

During  the twelve months ended December 31,  1993,  the
Company  recognized  unusual charges  of  $14.3  million
($.85  per  share)  in loss from continuing  operations.
During   the   fourth  quarter  of  1993,  the   Company
recognized   charges  of  $20.3  million  that   include
provisions  of $5.2 million related to the restructuring
and  consolidation of certain of the Company's operating
units  (See  Note  3), $10.1 million expected  net  loss
overall  related  to  the  Company's  asset  divestiture
program  (See  Note 3) and $5.0 million in debt  related
financing  fees associated with obtaining consents  from
holders of its 12.25% senior subordinated debentures  to
amend  the  indenture  governing  these  debentures  and
obtain   waivers  from  its  senior  lenders  for   non-
compliance  with  certain  financial  covenants  as   of
December 31, 1993, as a result of the fourth quarter net
loss.  These charges are net of unusual income  of  $6.0
million recorded in the third quarter of 1993 as a result of a change in estimate related to legal costs associated with pending litigation.

Note 7  Income Taxes

The components of income tax expense (benefit) from continuing operations are:

Year Ended December 31
(Dollars in thousands)                     1995      1994      1993

Current:
     Federal                           $    ---  $    ---  $    ---
     Foreign                              1,906     1,330       ---
     State                                  303       460       ---
                                          2,209     1,790       ---

Deferred:
     Federal                            (17,000)      ---    13,000
     Foreign and State                      ---       ---       450
                                        (17,000)      ---    13,450

                                       $(14,791) $  1,790  $ 13,450


Income  tax   expense  from discontinued operations,  in
thousands, is as follows:  1995 - $878; 1994  -  $1,443;
and 1993 - $1,550.

Deferred  income taxes reflect the net  tax  effects  of
temporary  differences between the carrying  amounts  of
assets  and liabilities for financial reporting purposes
and   the   amounts  used  for  income   tax   purposes.
Significant  components  of the Company's  deferred  tax
assets and liabilities as of December 31, 1995 and  1994
are as follows:

December 31
(Dollars in thousands)                  1995                  1994

                                  Current  Long-term    Current  Long-term
Deferred tax assets:
     Postretirement benefit
        obligation               $    765  $   8,940    $   765  $  11,593
     Expenses not currently
        deductible                 19,101      9,895     19,174     25,879
     Net operating loss carryover     ---     30,041        ---     24,673
     Tax credit carryover             ---      5,033        ---      8,653
Total deferred tax assets          19,866     53,909     19,939     70,798
Valuation allowance for
   deferred tax assets             (8,495)   (23,180)   (15,140)   (53,770)

Net deferred tax assets            11,371     30,729      4,799     17,028

Deferred tax liabilities:
     Tax over book depreciation       ---     18,593        ---     18,838
     Difference between book
        and tax basis of income
        recognition                   ---        ---        471      1,230
     Other                            ---      7,527        ---      4,324
Total deferred tax liabilities        ---     26,120        471     24,392

Net deferred tax assets
  (liabilities)                   $11,371    $ 4,609     $ 4,328  $ (7,364)

At  December  31, 1995, unremitted earnings  of  foreign
subsidiaries were approximately $23.4 million.  Since it
is  the  Company's  intention to  indefinitely  reinvest
these  earnings,  no  U.S.  taxes  have  been  provided.
Determination of the amount of unrecognized deferred tax
liability   on   these  unremitted   earnings   is   not
practicable.   The  amount of foreign withholding  taxes
that would be payable upon remittance of those earnings is approximately $.9 million.

The   components   of  income  (loss)  from   continuing
operations before income taxes and extraordinary item:

Year Ended December 31
(Dollars in thousands)               1995         1994         1993

United States                     $(5,584)     $  (322)    $(21,086)
Foreign                             2,822        2,296       (3,393)

                                  $(2,762)     $ 1,974     $(24,479)

U.S. income tax expense (benefit) at the statutory tax rate is reconciled below to the overall U.S. and foreign income tax expense (benefit).

Year Ended December 31
(Dollars in thousands)                    1995         1994         1993

Tax at U.S. federal income tax rate  $    (967)    $    691     $ (8,567)
State taxes, net of federal income
  tax effect                               197          299          396
Impact of foreign tax rates and
  credits                                  918          526          ---
Net U.S. tax on distributions of
  current foreign earnings                 586          935          ---
Goodwill amortization                      643          656          694
Other/valuation reserve                (16,168)      (1,317)      20,927
Income tax expense (benefit)         $ (14,791)    $ (1,790)    $ 13,450

Net  income  taxes paid during 1995 and 1994  were  $6.3
million and $.2 million, respectively, and net income tax refunds received during 1993 were $7 million.

The  Company  has  net operating loss  carryforwards  of
approximately $85 million expiring in years 2002 through
2010,  foreign tax credit carryforwards of approximately
$8.3 million expiring through 2000, which, for financial
reporting purposes, are reflected as deductible  foreign
taxes,  and  minimum  tax credits of approximately  $2.1
million  which  may  be  carried  forward  indefinitely.
These carryforwards are available to offset future federal taxable income.

In  1995,  the  Company reduced the valuation  allowance
applied  against the net operating loss carryforward  by
$17  million to a level where management believes it  is
more  likely  than  not that the  tax  benefit  will  be
realized.  The total amount of future taxable income  in
the U.S. necessary to realize the asset is approximately
$48  million.   The Company would generate  this  income
from  the  execution  of  reasonable  and  prudent   tax
planning   strategies  and  based  upon  future   income
projections, including the Company's announced  plan  to
sell  Roltra-Morse  SpA  in 1996.   The  amount  of  the
deferred tax asset considered realizable, however, could
be  reduced  in  the  near term if estimates  of  future
taxable  income  during  the  carryforward  period   are
reduced.


Note 8  Notes Payable and Long-Term Debt

In August 1994, the Company obtained credit facilities for borrowings up to $150 million from a group of lenders (the "Existing Credit Agreement"), secured by the assets of the Company's domestic operations and all or a portion of the stock of certain of the Company's subsidiaries. The Existing Credit Agreement provided for a $65 million revolving credit facility through July 31, 1997, a $40 million term loan amortizing to July 1997, and a $45 million bridge loan maturing January 1996.
The revolving credit facility is extendible to July 1999 under certain conditions. Proceeds from the Existing
Credit Agreement were used to repay the Company's working capital loans under the former domestic senior credit facilities, as well as other outstanding senior debt obligations.

In  January 1995, proceeds from the sales of  the  Baird
Analytical  Instruments division and the  Turbomachinery
business were used to repay amounts outstanding  on  the
term  and bridge loans of $36.7 million and $45 million,
respectively  (See  Note 2). At the same  time,  and  in
keeping with the terms of the Existing Credit Agreement,
the $65 million revolving credit facility was reduced to
$50.0  million.  In December 1995, the  Existing  Credit
Agreement  was amended to increase the revolving  credit
facility  to  $60  million.  At December  31,  1995  the
Company  had  borrowings of  $18.2  million  outstanding
under the revolving credit facility in addition to  $7.8
million  of  outstanding standby letters of credit.  The
Company's  continuing  operations currently  have  $16.1
million  in  foreign short-term credit  facilities  with
amounts  outstanding  at  December  31,  1995  of   $9.0
million.   Due  to the short-term nature of  these  debt
instruments  it  is  the  Company's  opinion  that   the
carrying  amounts  approximate  the  fair  value.    The
weighted average interest rate on short-term notes payable was 8.0% and 8.5% at December 31, 1995 and 1994, respectively.

Long-term debt of continuing operations consists of the following:

December 31 (Dollars in thousands)              1995       1994

Borrowings on revolving credit facility
  expiring July 31, 1997              (1)    $18,200     $  ---
Bridge loan due January 31, 1996                 ---     45,000
Term loan, $3.3 million due quarterly
  October 31, 1994 to July 31, 1997              ---     36,667
Senior subordinated debentures with
  interest at 12.25%, due August 15, 1997     70,000    150,000
Senior subordinated debentures with
  interest at 12%, due November 1,
  1999 to 2001                               150,000    150,000
Other                                          8,407      4,373
                                             246,607    386,040
Less current portion                             805     13,675

                                            $245,802   $372,365
(1)  These loans bear interest at a rate equal to LIBOR plus 2.25%.
___________________________________________________________________

The aggregate annual maturities of long-term debt from continuing operations, in thousands, for the four years subsequent to 1996 are: 1997 - $90,460; 1998 - $935;
1999 - $37,672; and 2000 - $37,662.


The 12.25% senior subordinated debentures are redeemable
in whole or in part, at the option of the Company at any
time,  at  100% of their principal amount, plus  accrued
interest. Interest is payable semi-annually on  February
15 and August 15. The fair value of these instruments at
December 31, 1995, based on market bid prices, was $70.4
million. In March 1995, $40 million of the 12.25% senior
subordinated debentures were redeemed from the  proceeds
received from the sale of the Turbomachinery business in
January  1995  and  on July 6, 1995  an  additional  $40
million were redeemed with proceeds from the sale of the Company's Electro-Optical Systems businesses (See Note
2).

The 12% senior subordinated debentures are currently redeemable in whole or in part, at the option of the Company, at 102.5% of their principal amount, plus accrued interest. The redemption price declines to 100% on or after November 1, 1996. Interest is payable semi-annually on May 1 and November 1. The fair value of these instruments at December 31, 1995, based on market bid prices, was $153.0 million.

The  Existing Credit Agreement requires the  Company  to
meet certain objectives with respect to financial ratios
and  it  and  the  12.25%  and 12%  senior  subordinated
debentures   contain  provisions  which  place   certain
limitations on dividend payments and outside borrowings.
Under  the  most  restrictive of  such  provisions,  the
Company  must maintain certain minimum consolidated  net
worth   levels,  interest  coverage  and  fixed   charge
coverage  levels  and  the Company  is  prohibited  from
declaring or paying cash dividends through at least July
31,  1997.   The senior subordinated debentures  contain
covenants    that,   among   other   things,    restrict
indebtedness   to  specified  levels.    Under   certain
circumstances,  such  covenants  could  result  in   the
Company's inability to fully utilize the revolving credit facility under the Existing Credit Agreement and the foreign short-term credit facilities. At December
31, 1995, the Company was in technical violation of one of the covenants under the Existing Credit Agreement which was subsequently amended. The Company received a waiver of this technical violation.

In connection with the early repayment and redemption of
domestic  senior  debt  and $80 million  of  the  12.25%
senior  subordinated  debentures, as  discussed  in  the
preceding paragraphs,  a  $4.4 million ($.26 per  share)
charge  was recorded as an extraordinary item  in  1995.
The  charge consisted of  the write-off of deferred debt
expense associated with portions of the domestic  senior
debt   repaid   and   the  12.25%  senior   subordinated
debentures redeemed.

Bank,  advisory and legal fees associated with the  1994
refinancing of the Existing Credit Agreement amounted to
approximately $5.6 million in 1994. In addition, a  $5.3
million   ($.31  per  share)  charge  related   to   the
extinguishment of senior debt under the former  domestic
senior   credit   facilities   was   recorded   as    an
extraordinary charge in 1994. The $5.3 million charge is comprised of a $3.7 million premium paid in 1994 on the prepayment of its $30 million 12.75% senior promissory note and the write-off of approximately $1.6 million of previously deferred loan costs.

Bank,  advisory and legal fees associated with the  1993
restructuring  of the Company's domestic  senior  credit
facilities   amounted  to  approximately  $8.0   million
payable in 1993.  In addition, 200,000 warrants for  the
Company's  common  stock, valued  at  approximately  $.4
million, were issued to one senior lender and,  as  part
of  the  $125  million repayment plan, the  Company  has
recognized a charge in 1993 of approximately $12 million
on   the  prepayment  of  its  senior  notes  which  was
partially financed with Make-Whole Notes issued  to  one
of its senior lenders and the write-off of approximately
$2   million   of   previously  deferred   loan   costs.
Approximately $18.1 million ($1.07 per share) of the above amounts relate to the extinguishment of senior debt and were recorded as an extraordinary item in 1993.


Note 9  Shareholders' Equity

Equity Incentive Plan
Under  the  Company's  Equity  Incentive  plan,  up   to
3,050,000 shares of the Company's $1.00 par value common
stock  can be issued pursuant to the granting  of  stock
options,  stock  appreciation rights,  restricted  stock
awards  and  restricted unit awards  to  key  employees.
Options  can be granted at no less than 100  percent  of
the  fair market value of the stock on the date of grant
or  on  the  prospective  date fixed  by  the  Board  of
Directors.   None of these options can be exercised  for
at  least  a  one-year period from the  date  of  grant.
After this waiting period, 25 percent of each option, on a cumulative basis, can be exercised in each of the following four years. Additionally, each option shall terminate no later than 10 years from the date of grant.

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

On June 23, 1995, the Company's Equity Incentive Plan was amended to increase the total issuable shares by 850,000 to 3,050,000 and to prohibit repricing without prior shareholder approval.

The  Plan  permits  awards of restricted  stock  to  key
employees subject to a restricted period and a  purchase
price,  if any, to be paid by the employee as determined
by  the  Committee of the Equity Incentive Plan.  Grants
of  40,000 shares and 30,000 shares of restricted  stock
were  made in 1994 and 1993, respectively, all of  which
were  outstanding as of December 31, 1995.   Vesting  of
such awards is subject to a defined vesting period and to the Company's stock achieving certain performance levels during such period.


Stock option activity under the plan was as follows:

Year Ended December 31
(Shares in thousands)                  1995      1994        1993

Options:
     Granted                            250       410         498
     Exercised                          (73)      (56)        ---
     Canceled                          (210)     (159)       (150)
     Repricing
       Canceled                         ---       (15)       (468)
       Issued                           ---        10         273
Outstanding at end of year            1,464     1,497       1,307
Exercisable at end of year              691       654         652
Available for grant at end of year      865        55         341

Option price range per share:
    Granted                         $  6.00   $  9.75-    $ 7.375
                                              $ 10.25
    Exercised                       $  7.00-  $  7.00-        ---
                                    $  7.375  $  7.375


During  1988,  the Company adopted the Equity  Incentive
Plan  for Outside Directors.  The plan provides for  the
granting of non-qualified stock options of up to 360,000
shares of the Company's common stock to directors of the
Company who are not employees of the Company or  any  of
its  affiliates.  Pursuant to this plan, options can  be
granted  at no less than 100 percent of the fair  market
value  of  the stock on a date five business days  after
the  option  is  granted and no option  granted  may  be
exercised during the first year after its grant.   After
this  waiting  period, 25 percent of each option,  on  a
cumulative  basis,  can  be exercised  in  each  of  the
following  four years.  In February 1988, 320,000  stock
options  were granted at $16.19 per share, all of  which
were  exercisable as of December 31, 1995.   In December
1990, 40,000 stock options were granted at $10.375 per share, all of which were exercisable as of December 31, 1995. In June 1995, the Plan was amended to reduce the number of shares issuable to an aggregate of 360,000.

In  June  1995,  the  Company adopted  the  1995  Equity
Incentive Plan for Outside Directors.  The Plan provides
for  the  granting of restricted stock awards  and  non-
qualified stock options of up to 240,000 shares  of  the
Company's  common  stock  to outside  directors  of  the
Company who are not employees of the Company or  any  of
its  affiliates.   Pursuant to this Plan,  each  outside
director will be granted, on an annual basis, options to
purchase 4,000 shares of the Company's common stock. The
exercise  price of the options  will be 100  percent  of
the fair market value of the common stock at the date of
grant and no option granted may be exercised during  the
first  year  after  its grant subject  to  certain  plan
provisions.   After  this waiting  period,  the  options
become exercisable in four equal annual installments  of
1,000  shares.  Additionally, each option terminates  no
later  than 10 years from the date of grant.   The  plan
also  provides for the granting of an annual  restricted
stock  award  of  1,000 shares of the  Company's  common
stock. Each award is made in four quarterly installments
of  250  shares  beginning  July  1,  1995.  The  shares
comprising the restricted stock awards may not  be  sold
or  otherwise transferred by the outside director  until
termination  from  service.  During 1995,  24,000  stock
options  were granted at $8.00 per share, none of  which
were  excercisable as of December 31,  1995,  and  3,000
shares of restricted stock awards were issued.

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


Note 10  Operations by Industry Segment and Geographic
Area

The  Company  classifies its continuing operations  into
four  core business segments: Power Transmission, Pumps,
Instrumentation and Morse Controls. Detailed information
regarding  products  by  segment  is  contained  in  the
section entitled "Business" included in Part I,  Item  1
of  this  Form  10-K  Report. A fifth  business  segment
entitled Other is included in continuing operations  for
financial  reporting  purposes, and includes  operations
previously sold and operations to be sold as part of the
Company's asset divestiture program. The 1994  and  1993
amounts have been restated to reflect Roltra-Morse as  a
discontinued  operation  and  the  redefinition  of  the
Company's  business  segments.  Information  about   the
business of the Company by business segment, foreign operations and geographic area is presented below:


Year Ended December 31
(Dollars in thousands)                    1995       1994       1993
Net Sales
     Power Transmission               $ 95,075   $ 93,308   $ 85,906
     Pumps                              94,375     90,428     91,556
     Instrumentation                    76,113     72,226     72,434
     Morse Controls                    107,664    100,075     90,876
     Other                                 ---      4,748     75,754

Total net sales                       $373,227   $360,785   $416,526
Segment operating income
     Power Transmission               $ 11,348   $  8,905   $  2,338
     Pumps                               9,884     10,447     10,357
     Instrumentation                     6,746      9,791      7,951
     Morse Controls                      5,292      5,743        457
     Other                                 ---       (216)       886
Total segment operating income          33,270     34,670     21,989

Equity in income (loss) of
  unconsolidated companies                 302        ---       (231)
Unallocated corporate expenses         (12,454)    (5,120)   (13,407)
Net interest expense                   (23,880)   (27,576)   (32,830)
Income (loss) from continuing
  operations before income taxes
  and extraordinary item              $ (2,762)  $  1,974  $ (24,479)

A reconciliation of segment operating income to income from operations follows:

Year Ended December 31
(Dollars in thousands)                     1995       1994       1993
Segment operating income               $ 33,270   $ 34,670   $ 21,989
     Unallocated corporate expenses     (12,454)    (5,120)   (13,407)
     Other income                          (739)      (219)    (1,074)
Income from operations                 $ 20,077   $ 29,331   $  7,508

Segment operating income for the year ended December 31,
1995, includes $2.4 million of unusual charges, of which
$.9   million   and   $1.5   million   relate   to   the
Instrumentation    and    Morse    Controls    segments,
respectively.   Unallocated corporate  expenses  include
unusual  charges  of  $6.6 million for  the  year  ended
December 31, 1995.

Segment operating income for the year ended December 31, 1993, includes $8.1 million of unusual charges, of which $.2 million, $.5 million, $.9 million, $2.4 million and $4.1 million relates to the Power Transmission, Pumps, Instrumentation, Morse Controls, and Other segments, respectively. Unallocated corporate expenses include unusual charges of $6.2 million for the year ended
December 31, 1993.

The Pumps and Instrumentation segments had sales to the United States Department of Defense, in the form of prime and subcontracts, which accounted for 14% of consolidated sales in 1993. No one customer accounted for 10% or more of consolidated sales in 1995 and 1994.


Year Ended December
(Dollars in thousands)                    1995       1994       1993

Identifiable assets
     Power Transmission              $  86,343  $  88,284  $  89,301
     Pumps                              69,347     63,172     60,430
     Instrumentation                    42,538     44,862     47,017
     Morse Controls                    111,482    107,471    101,986
     Other                              13,321     18,054     40,413
     Corporate                          26,446     26,298     55,915
     Discontinued Operations:
        Electro-Optical                 11,893     85,000     85,000
        Turbomachinery                     983     59,970     56,711
        Roltra-Morse                    21,534     19,508     14,765
Total identifiable assets             $383,887   $512,619   $551,538
Depreciation and amortization
     Power Transmission               $  4,618   $  4,778   $  4,053
     Pumps                               3,972      3,578      3,878
     Instrumentation                     1,840      1,464      1,518
     Morse Controls                      3,392      4,155      3,518
     Other                                 ---        655      3,313
     Corporate                           1,400      3,973      3,516
Total depreciation and amortization $ 15,222 $ 18,603 $ 19,796 Capital expenditures
     Power Transmission               $  3,384   $  1,245   $  1,317
     Pumps                               7,367      2,164      1,694
     Instrumentation                     1,445      1,177      1,054
     Morse Controls                      2,131      1,080        886
     Other                                 ---         39      1,042
     Corporate                             273        320        350

Total capital expenditures           $  14,600   $  6,025   $  6,343


The continuing operations of the Company on a geographic basis are as follows:

Year Ended December 31
(Dollars in thousands)                    1995       1994       1993


Net sales
     United States                    $244,341   $246,601   $307,918
     Foreign (principally Europe)      128,886    114,184    108,608
Total net sales                       $373,227   $360,785   $416,526
Segment operating income
     United States                    $ 29,642   $ 31,679   $ 26,046
     Foreign                             3,628      2,991     (4,057)
Total segment operating income        $ 33,270   $ 34,670   $ 21,989
Identifiable assets
  Continuing Operations:
     United States                    $234,382   $238,916   $283,614
     Foreign                           115,095    109,225    111,448
  Discontinued Operations:
     United States                      12,876    141,053    135,585
     Foreign                            21,534     23,425     20,891

Total identifiable assets             $383,887   $512,619   $551,538

Export sales
     Asia                             $  4,060      2,763      4,362
     Latin America                       2,747      2,368      1,699
     Canada                              4,643      3,748      3,132
     Mexico                                472        861        701
     Europe                              2,704      2,857      2,750
     Other                               2,568      3,293      2,596

Total export sales                    $ 17,194   $ 15,890   $ 15,240


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

Pension  expense was $4.2 million in 1995, $7.9  million
in   1994   and  $8.4  million  in  1993,  and  includes
amortization  of  prior  service  cost  and   transition
amounts  for periods of 5 to 15 years. The 1995  expense
includes  costs related to retained pension  liabilities
of  discontinued  operations.  In 1994  and  1993  these
amounts  were  charged to discontinued  operations.   In
1993  the  Company's divestiture program resulted  in  a
decrease  in U.S. pension plan participants.  The  total
curtailment  and  settlement  gain,  in  1993,  of  $1.2
million was applied to the reserve for divestitures (See
Note   3).    The  Company  included  $2.0  million   of
curtailment  and  settlement  losses  in  its  gain   on
disposal related to the discontinued operations in 1995.
Net  pension  expense (including $5.7 million  and  $4.5
million charged to discontinued operations in 1994 and 1993, respectively) is comprised of the following:

Year Ended December 31
(Dollars in thousands)                        1995       1994       1993

Service cost                               $ 4,297    $ 7,237    $ 7,678
Interest cost on projected
   benefit obligation                       13,429     14,158     13,802
Actual return on plan assets               (17,797)      (449)   (22,646)
Net amortization and deferral                4,274    (12,963)     9,567
Net pension expense                        $ 4,203    $ 7,983    $ 8,401

Assumptions used in the accounting for the Company-sponsored defined benefit plans:

Year Ended December 31                        1995       1994       1993

Weighted average discount rate                7.5%       8.5%       7.5%
Rate of increase in compensation levels       5.3%       5.3%       5.3%

Expected long-term rate of return on assets   9.0%       9.0%       9.0%

The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension plans:


Year Ended December 31
(Dollars in thousands)                              1995
                                          Assets          Accumulated
                                          Exceed            Benefits
                                        Accumulated          Exceed
                                         Benefits            Assets
Actuarial present value of
benefit obligations:
     Vested benefit obligation            $117,455          $  46,445
     Accumulated benefit obligation       $124,808          $  46,564
Projected benefit obligation              $138,866          $  47,454
Plan assets at fair value                  148,275             35,226
Plan assets in excess of (less than)
 projected benefit obligation                9,409            (12,228)
Unrecognized net (gain) or loss             (9,566)               107
Prior service cost not yet recognized
 in net periodic pension cost                2,812                956
Unrecognized net (asset) obligation
 at transition                               2,037                171
Adjustment required to recognize
 minimum liability                             ---             (3,132)
Pension asset (liability) recognized
 in the balance sheet                     $  4,692           $(14,126)



Year Ended December 31
(Dollars in thousands)                             1994
                                         Assets          Accumulated
                                         Exceed            Benefits
                                       Accumulated          Exceed
                                        Benefits            Assets
Actuarial present value of
benefit obligations:
     Vested benefit obligation           $101,869          $  60,492
     Accumulated benefit obligation      $105,020          $  61,253
Projected benefit obligation             $119,886          $  62,661
Plan assets at fair value                 127,850             47,542
Plan assets in excess of (less than)
 projected benefit obligation               7,964            (15,119)
Unrecognized net (gain) or loss            (5,897)              (175)
Prior service cost not yet recognized
 in net periodic pension cost               4,066              3,348
Unrecognized net (asset) obligation
 at transition                              3,407                821
Adjustment required to recognize
 minimum liability                            ---             (4,165)
Pension asset (liability) recognized
 in the balance sheet                    $  9,540          $ (15,290)


Plan  assets at December 31, 1995, are invested in fixed
dollar  guaranteed investment contracts,  United  States
Government   obligations,  fixed   income   investments,
guaranteed annuity contracts and equity securities whose values are subject to fluctuations of the securities market.

The Company maintains two defined contribution (Employee
Stock   Savings)   plans  covering   substantially   all
domestic,  non-union employees.  Eligible employees  may
generally   contribute  from  1%   to   12%   of   their
compensation  on a pre-tax basis.  Company contributions
to  the  plans  are  based on a percentage  of  employee
contributions.   In July 1995 the Company  restored  its
matching  contribution,  previously  suspended  in  July
1992, at 25% of the first 6% of each participant's pre-tax contribution. The Company's expense for 1995 was $.3 million.


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

In  March 1994, the Company amended its policy regarding
retiree  medical  and  life insurance.  This  amendment,
which  affects  some  current retirees  and  all  future
retirees,  phases  out the Company subsidy  for  retiree
medical  and  life  insurance over a three  year  period
ending January 1, 1997. The pre-tax amount amortized  to
income  from continuing operations was $4.6 million  and
$4.4 million in 1995 and 1994, respectively. The Company
will   amortize   remaining   associated   reserves   of
approximately  $5  million  to  income  in  1996.    The
amendment has not resulted in a significant increase or decrease in cash requirements during the phase-out period.

The following tables set forth the plans' combined status reconciled with the amounts included in the consolidated balance sheet:

December 31 (Dollars in thousands)                 1995
                                                   Life
                                      Medical    Insurance
                                       Plans       Plans      Total
Accumulated postretirement
benefit obligation:
     Retirees                         $11,780     $4,974      $16,754
     Fully eligible active plan
      participants                      1,277        312        1,589
     Other active plan participants     1,011         81        1,092
                                       14,068      5,367       19,435
Plan assets                               ---        ---          ---
Unrecognized prior service cost         3,109      3,924        7,033
Unrecognized net gain (loss)            2,379     (2,290)          89
Postretirement benefit liability
 recognized in the balance sheet      $19,556     $7,001      $26,557


December 31 (Dollars in thousands)                 1994
                                                   Life
                                      Medical    Insurance
                                       Plans       Plans      Total
Accumulated postretirement
benefit obligation:
     Retirees                         $16,709      $ 4,826    $21,535
     Fully eligible active plan
      participants                      1,365          262      1,873
     Other active plan participants     1,326           68      1,148
                                       19,400        5,156     24,556
Plan assets                               ---          ---        ---
Unrecognized prior service cost         7,840        7,376     15,216
Unrecognized net loss                  (2,423)      (2,043)    (4,466)
Postretirement benefit liability
 recognized in the balance sheet      $24,817      $10,489    $35,306


The  1995  accrued  postretirement  benefits  amount  is
classified  as follows: $2.2 million current liabilities
and  $24.4  million  long-term liabilities.   For  1994,
these amounts are $2.2 million current liabilities, $30.9 million long-term liabilities and $2.2 million in net assets of discontinued operations - noncurrent.

As  a  result of the divestitures in 1994 and 1993,  the
Company  recognized  a  $0.3 million  gain  and  a  $2.2
million gain, respectively, related to the curtailment of its postretirement benefit plans. These curtailment gains were applied to the reserve for divestitures (See
Note 3).

As  a  result  of  the Company's decision  to  sell  its
Electro-Optical Systems operations a curtailment gain of
$1.3  million  was recognized in 1993. This  curtailment
gain  is  a  component  of  the  loss  on  disposal   of
discontinued operations (See Note 2).

Net periodic postretirement benefit cost (including $2.3 million credited in 1994 and $1.0 million charged in 1993 to discontinued operations) included the following components:




Year Ended December 31
(Dollars in thousands)                            1995
                                                  Life
                                      Medical   Insurance
                                       Plans      Plans         Total

Service cost                          $    59    $     5      $    64
Interest cost                           1,057        415        1,472
Amortization of prior service cost     (3,110)    (2,319)      (5,429)
Amortization of gain (loss)              (166)       102          (64)
Net periodic postretirement
     benefit cost                     $(2,160)   $(1,797)     $(3,957)

Year Ended December 31
(Dollars in thousands)                            1994
                                                  Life
                                      Medical   Insurance
                                       Plans      Plans         Total

Service cost                          $   100    $     7      $   107
Interest cost                           1,547        289        1,836
Amortization of prior service cost     (5,955)    (1,967)      (7,922)
Amortization of loss                      543        103          646
Net periodic postretirement
     benefit cost                     $(3,765)   $(1,568)     $(5,333)

Year Ended December 31
(Dollars in thousands)                            1993
                                                  Life
                                      Medical   Insurance
                                       Plans      Plans         Total

Service cost                          $   372    $    63      $   435
Interest cost                           2,999        750        3,749
Amortization of prior service cost        ---        ---          ---
Amortization of loss                      ---        ---          ---
Net periodic postretirement
     benefit cost                     $ 3,371    $   813      $ 4,184

Actual  negotiated  health care premiums  were  used  in
calculating 1995, 1994 and 1993 health care  costs.   It
is  expected  that the annual increase in medical  costs
will  be 8.0% from 1995 to 1996, grading down in  future
years by 1.0% per year until it reaches a future general
medical  inflation  level of  5%.   Inflation  has  been
capped  at  200%  for active non-union  employees.   The
health care cost trend rate assumption has a significant
effect  on  the  amounts reported.  For  example,  a  1%
increase in the health care trend rate would increase the accumulated postretirement benefit obligation at December 31, 1995 by $1.1 million and the net periodic cost by $.1 million for the year. Effective January 1, 1995, the Company changed its medical inflation rate to reflect actual experience. Such change resulted in a reduction of the 1995 net periodic cost of $.8 million.
The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8.5% in 1995 and 1994, respectively.


Note 13  Leases

The  Company  leases  certain manufacturing  and  office
facilities,  equipment, and automobiles under  long-term
leases.   Future minimum rental payments required  under
operating leases of continuing operations that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 1995, are:

 (Dollars in thousands)
1996                                             $5,355
1997                                              4,362
1998                                              3,799
1999                                              2,649
2000                                              1,268
Thereafter                                        4,854

Total minimum lease payments                    $22,287

Total rental expense under operating leases charged against continuing operations was $7.3 million in 1995, $8.2 million in 1994 and $8.0 million in 1993.


Note 14  Contingencies

Legal Proceedings

LILCO Litigation.  In August 1985, the Company was named
as  defendant in a lawsuit filed by Long Island Lighting
Company ("LILCO") following the severing of a crankshaft
in  a  diesel  generator sold to LILCO by  the  Company.
LILCO's complaint contained 11 counts, including  counts
for breach of warranty, negligence and fraud, and sought
$250 million in damages.  In various decisions from 1986
through  1990, 10 of the original 11 counts and  various
additional amended counts were dismissed with  only  the
original   breach  of  warranty  count  remaining.    In
September  1993,  the Second Circuit  Court  of  Appeals
affirmed  a  previous  trial court decision  entering  a
judgment  against  the Company in the  amount  of  $18.3
million, and in October 1993, the judgment was satisfied by payment to LILCO of approximately $19.3 million by two of the Company's insurers.

In January 1993, the Company was served with a complaint
in  a  case brought in the U.S. District Court  for  the
Northern  District of California by one of its insurers,
International   Insurance   Company   ("International"),
alleging that, because, among other things, its policies
did not cover the matters in question in the LILCO case,
it  was entitled to recover $10 million in defense costs
previously paid in connection with such case   and  $1.2
million of the judgment which was paid on behalf of  the
Company.  In June 1995, the Court entered a judgment  in
favor  of International awarding it $11.2 million,  plus
interest from March 1995 (the "International Judgment").
The  International Judgment, however, was not  supported
by  an order, and in July of 1995, the court vacated the
International   Judgment  as  being  premature   because
certain outstanding issues of recoverability of the  $10
million   in   defense  costs  had  not   been   finally
determined.   The Company is awaiting a final  decision.
If the International Judgment is reinstated, the Company intends to appeal. If the ultimate outcome of this matter is unfavorable, the Company will record a charge for the judgment amount plus accrued interest.

In  June 1992, the Company filed an action, subsequently
transferred   to  the  U.S.  District  Court,   Southern
District of New York, that is currently pending  against
Granite  State Insurance Co. ("Granite State"),  one  of
its  insurers,  in  an  attempt to collect  amounts  for
defense costs paid to counsel retained by the Company in
defense of the LILCO litigation.  After reimbursing  the
Company for $1.7 million in defense costs, Granite State
refused to reimburse the Company for an additional  $8.5
million  in defense costs paid by the Company,  alleging
that defense costs above reasonable levels were expended
in   defending  the  LILCO  litigation.    The   insurer
subsequently paid $18.1 million of the judgment rendered
against  the Company, thereby exhausting its $20 million
policy.   The Company claims that the insurer's  refusal
to pay defense costs was in bad faith and the Company is
entitled to its cost of money and other damages.   In  a
counterclaim, Granite State is seeking reimbursement of all or part of the $1.7 million in defense costs previously paid by it, and has indicated that it may seek additional damages beyond the reimbursement of defense costs, including recoupment of approximately
$4.0 million of the amount awarded by the jury in the LILCO litigation (which represents amounts previously paid by LILCO to the Company for generator repairs and which Granite State had paid on behalf of the Company).

Additional  Litigation.   The Company  and  one  of  its
subsidiaries are two of a large number of defendants  in
a  number  of  lawsuits brought by approximately  17,500
claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers who are defending under their stated reservation of rights.
Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

The  activities  of  certain  employees  of  the  Ni-Tec
Division  of  the  Company's Varo Inc. subsidiary  ("Ni-
Tec"), headquartered in Garland, Texas, are the focus of
an  ongoing investigation by the Office of the Inspector
General  of  the  U.S. Department  of  Defense  and  the
Department  of  Justice  (Criminal  Division).    Ni-Tec
received subpoenas for certain records as a part of  the
investigation in 1992, 1993 and 1994, each of which  was
responded  to.   The investigation appears  directed  at
quality  control,  testing and documentation  activities
which  began at Ni-Tec while it was a division of Optic-
Electronic Corp.  Optic-Electronic Corp. was acquired by
the  Company  in  November 1990 and subsequently  merged
with  Varo  Inc.  in  1991.  The  Company  continues  to
cooperate  fully with the investigation and is  pursuing
settlement discussions with the U.S. government.  Should
settlement   be   reached   consistent   with    current
discussions, it would not be expected to have a material effect on the Company.

The  operations  of  the Company, like  those  of  other
companies  engaged  in similar businesses,  involve  the
use, disposal and clean-up of substances regulated under
environmental protection laws.  In a number of instances
the   Company  has  been  identified  as  a  Potentially
Responsible  Party by the U.S. Environmental  Protection
Agency,  and in one instance by the State of Washington,
with  respect to the disposal of hazardous wastes  at  a
number  of facilities that have been targeted for clean-
up  pursuant  to CERCLA or similar State law.   Although
CERCLA and corresponding State law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or minor contributor at each site. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will not be material. For additional information see section entitled Environmental Matters in Part I,
Item I of this Form 10-K Report.

The Company also has a lawsuit pending against it in the
U.S.   District  Court  for  the  Western  District   of
Pennsylvania alleging component failures in equipment sold by its former diesel engine division and claiming damages of approximately $3.0 million and a lawsuit in the Circuit Court of Cook County, Illinois, alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8.0 million. Each lawsuit is in the document discovery stage.

With  respect to the litigation and claims described  in
the  preceding  paragraphs, management  of  the  Company
believes that it either expects to prevail, has adequate
insurance   coverage  or  has  established   appropriate
reserves to cover potential liabilities. There can be no assurance, however, on the ultimate outcome of any of these matters.

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company's business. The adverse outcome of any of these legal proceedings is not expected to have a material adverse effect on the financial condition of the Company. However, if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.

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




               REPORT OF INDEPENDENT AUDITORS


Board  of  Directors,
Imo Industries Inc.

We have audited the accompanying consolidated balance sheets of Imo Industries Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31,1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imo Industries Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.



                                      ERNST & YOUNG LLP
Princeton, New Jersey
February 15, 1996



Imo Industries Inc. and Subsidiaries
Quarterly Financial Information (Unaudited)


Quarterly financial information for 1995 and 1994 is as follows:

1995 (Dollars in thousands except        1st*     2nd*     3rd*     4th
  per share amounts (a)                Quarter  Quarter  Quarter  Quarter

Net Sales                             $95,884  $98,576  $88,727  $90,040
Gross profit                           30,894   30,943   27,389   25,666
Income (loss) before
extraordinary item:
     Continuing Operations              2,586    2,962    2,515    3,966
     Discontinued Operations           40,577      448   (6,938) (11,962)
     Extraordinary Item                (4,140)     ---     (304)     ---
Net income (loss)                      39,023    3,410   (4,727)  (7,996)
Earnings (loss) per share:
     Before extraordinary item:
          Continuing Operations           .15      .18      .15      .23
          Discontinued Operations        2.38      .02     (.41)    (.70)
     Extraordinary Item                  (.24)     ---     (.02)     ---
     Net income (loss)                   2.29      .20     (.28)    (.47)


1994 (Dollars in thousands except        1st*     2nd*     3rd*     4th*
  per share amounts (a)                Quarter  Quarter  Quarter  Quarter

Net Sales                             $87,800  $91,478  $91,235  $90,272
Gross profit                           27,759   28,296   27,278   28,617
Income (loss) before
extraordinary item:
     Continuing Operations                341   (1,045)   1,208     (320)
     Discontinued Operations              564    2,797    1,580    4,105
     Extraordinary Item                   ---      ---   (5,299)     ---
Net income (loss)                         905    1,752   (2,511)   3,785
Earnings (loss) per share:
     Before extraordinary item:
          Continuing Operations           .02     (.06)     .07     (.02)
          Discontinued Operations         .03      .17      .09      .24
     Extraordinary Item                   ---      ---     (.31)     ---
     Net income (loss)                    .05      .11     (.15)     .22

(a)  The notes to the consolidated financial statements located in
     Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.

*    Reclassified to conform to 1995 full year presentation.




                                  SCHEDULE II
                      IMO INDUSTRIES INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)
THREE-YEAR PERIOD ENDED DECEMBER 31, 1995
                                                ADDITIONS
                             BALANCE AT   CHARGED TO                            BALANCE
                             BEGINNING    COSTS AND    OTHER -    DEDUCTIONS -  AT END
                             OF YEAR      EXPENSES    DESCRIBE    DESCRIBE      OF YEAR
YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful
   accounts                  $ 2,192       $   394     $   74(2)   $   642(4)    $ 2,030
                                                           12(9)
Inventory Valuation
   Allowance                 $11,884       $ 2,454     $  312(2)   $ 2,918(7)    $11,572
                                                           30(9)       190(3)
Valuation allowance for
   deferred tax assets       $68,910       $   ---     $  ---      $15,550(3)    $31,675
                                                                    17,000(10)
                                                                     4,685(11)
Accrued product warranty
   liability                 $ 4,310       $ 1,563     $    9(9)   $ 1,341(5)    $ 2,737
                                                           45(2)     2,253(3)
                                                          404(3)
Accrued contract completion
   costs                     $   556       $    91     $  ---      $   183(6)    $    94
                                                                       370(3)
YEAR ENDED DECEMBER 31, 1994: *
Allowance for
   doubtful accounts         $ 2,371       $   742     $  123(2)   $   839(4)    $ 2,192
                                                                       205(3)
Inventory Valuation
   Allowance                 $11,577       $ 5,452     $  ---      $ 4,381(7)    $11,884
                                                                       764(3)
Valuation allowance for
   deferred tax assets       $60,215       $   ---     $ 8,695(3)  $   ---       $68,910
Accrued product warranty
   liability                 $ 3,777       $ 1,188     $    17(2)  $   672(5)    $ 4,310
Accrued contract completion
   costs                     $   886       $   324     $   ---     $   179(3)    $   556
                                                                       475(6)
YEAR ENDED DECEMBER 31, 1993: *
Allowance for
   doubtful accounts         $ 2,338       $ 1,374     $   ---     $   327(8)    $ 2,371
                                                                       914(4)
                                                                        37(2)
                                                                        63(3)
Inventory Valuation
   Allowance                 $14,033       $ 3,435     $   ---     $ 2,591(7)    $11,577
                                                                     1,870(3)
                                                                     1,430(8)
Valuation allowance for
   deferred tax assets       $ 1,500       $15,000     $43,715(1)  $   ---       $60,215
Accrued product warranty
   liability                 $ 5,272       $ 1,191     $    30(2)  $ 2,719(5)    $ 3,777
                                                            63(3)       60(3)
Accrued contract completion
   costs                     $   701       $   627     $    60(3)  $   502(6)    $   886

*    Reclassified to conform to the 1995 presentation (continuing operations).
(1)  Net change in allowance primarily to offset tax benefit of current year tax loss.
(2)  Foreign exchange adjustments.
(3)  Reclassification and adjustments.
(4)  Uncollectible accounts written off, net of recoveries.
(5)  Product warranty claims honored during the year.
(6)  Current year charges for contract completion.
(7)  Charges against inventory valuation account during the year.
(8)  Ending balances of businesses sold.
(9)  Opening balance of companies acquired during the year.
(10) Reduction due to revaluation of realizable tax benefit.
(11) Utilization of net operating loss carryforwards by discontinued operations.
                                   S-1