Form 10-Q
period 1996-03-31
IMO INDUSTRIES INC
filed 1996-05-15
CIK 804151

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Indicate  the  number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of   the   latest
practicable date: Common Stock, $1.00 Par Value-- 17,086,609 shares as of April 30, 1996.




                            INDEX


                                                            Page
                                                           Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

      Consolidated Statements of Income--Three
        months ended March 31, 1996 and 1995                  2

      Consolidated Balance Sheets--March 31, 1996 and
        December 31, 1995                                     3

      Consolidated Statements of Cash Flows--Three
        months ended March 31, 1996 and 1995                  4

      Notes to Consolidated Financial Statements--
        March 31, 1996                                      5 - 10

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.           10 - 16


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                   16
Item 6.  Exhibits and Reports on Form 8-K.                    17

SIGNATURES                                                    18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

             Imo Industries Inc. and Subsidiaries
               Consolidated Statements of Income
        (Dollars in thousands except per share amounts)
                                            Three Months Ended
                                                March 31,
                                            1996         1995*
                                               (Unaudited)
Net Sales                               $  99,412    $  95,884
Cost of products sold                      67,530       64,990

Gross Profit                               31,882       30,894

Selling, general and administrative
  expenses                                 20,486       20,510
Research and development expenses           1,340        1,338

Income from Operations                     10,056        9,046

Interest expense                            6,970        6,571
Interest income                              (397)        (805)
Other (income) expense, net                   177         (162)
Equity in income of unconsolidated
  companies                                   (25)         (25)

Income From Continuing Operations
  Before Income Taxes and
  Extraordinary Item                        3,331        3,467

Income tax expense                            627          881

Income From Continuing Operations
  Before Extraordinary Item                 2,704        2,586


Discontinued Operations:
   Income from Operations (net of
     income taxes of $.2 million in 1995)     ---          964
   Estimated Gain on Disposal (net of
     income taxes of $5.2 million in
     1995)                                    ---       39,613
          Total Income from
            Discontinued Operations           ---       40,577

Extraordinary Item - Loss on
  Extinguishment of Debt                      ---       (4,140)

Net Income                                $ 2,704     $ 39,023


Earnings per share:
        Continuing operations before
          extraordinary item              $  0.16     $   0.15
        Discontinued operations           $   ---     $   2.38
        Extraordinary item                $   ---     $  (0.24)
        Net income                        $  0.16     $   2.29

Weighted average number of shares
  outstanding                          17,084,734   17,014,805

See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1996 presentation.



              Imo Industries Inc. and Subsidiaries
                   Consolidated Balance Sheets
                     (Dollars in thousands)
                                        March 31,    December 31,
                                          1996           1995
                                       (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents              $    674      $   3,809
Trade accounts and notes
  receivable, less allowance
  of $1,990 in 1996 and
  $2,030 in 1995                         63,263         53,965
Inventories-net                          84,169         85,030
Deferred income taxes                    11,375         11,371
Net assets of discontinued
  operations-current                      5,765          5,220
Prepaid expenses and other
  current assets                          4,606          4,617
Total Current Assets                    169,852        164,012
Property, Plant and Equipment-on
  the basis of cost                     164,756        164,349
Less allowance for depreciation
  and amortization                      (85,252)       (82,996)
Net Property, Plant and Equipment        79,504         81,353
Intangible Assets, Principally
  Goodwill                               69,006         68,664
Investments in and Advances to
  Unconsolidated Companies                5,497          5,415
Deferred income taxes - Noncurrent        4,609          4,609
Net Assets of Discontinued
  Operations - Noncurrent                28,457         29,190
Other Assets                             30,880         30,644
Total Assets                         $  387,805      $ 383,887

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current Liabilities
Notes payable                        $   7,171      $   9,019
Trade accounts payable                  25,259         23,733
Accrued expenses and other
  liabilities                           37,857         38,069
Accrued costs related to
  discontinued operations                2,018          3,055
Income taxes payable                     8,172          8,354
Current portion of long-term debt        1,401            805
Total Current Liabilities               81,878         83,035
Long-Term Debt                         249,203        245,802
Accrued Postretirement Benefits -
  Long-Term                             23,129         24,372
Accrued Pension Expense and Other
  Liabilities                           24,413         23,794
Total Liabilities                      378,623        377,003
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value;
  authorized and unissued 5,000,000
  shares                                  ---             ---
Common stock: $1.00 par value;
  authorized 25,000,000 shares;
  issued 18,757,897 and
  18,756,397 in 1996 and 1995,
  respectively                         18,758          18,756
Additional paid-in capital             80,284          80,275
Retained earnings (deficit)           (73,888)        (76,592)
Cumulative foreign currency
  translation adjustments               3,849           4,266
Minimum pension liability
  adjustment                           (1,801)         (1,801)
Treasury stock at cost -
  1,672,788 shares in 1996
  and 1995                            (18,020)        (18,020)
Total Shareholders' Equity              9,182           6,884
Total Liabilities and
  Shareholders' Equity              $ 387,805      $  383,887

See accompanying notes to consolidated financial statements.


            Imo Industries Inc. and Subsidiaries
            Consolidated Statements of Cash Flows
                   (Dollars in thousands)

                                             Three Months Ended
                                               March 31,

                                              1996         1995*
                                                  (Unaudited)
OPERATING ACTIVITIES
Net income                                $   2,704     $  39,023
Adjustments to reconcile net income to
   net cash provided by
   (used in) continuing operations:
      Discontinued operations                  ---        (40,577)
      Depreciation                           3,003          3,217
      Amortization                             830            819
      Extraordinary item                       ---          4,140
      Other                                     24             22
      Other changes in operating
        assets and liabilities:
          Increase in accounts and
            notes receivable                (8,247)        (4,864)
          Decrease (increase) in
            inventories                      1,911         (2,454)
          Increase in accounts
            payable and accrued expenses       144          3,236
          Other operating assets and
            liabilities                       (708)        (7,077)
   Net cash used by continuing
     operations                               (339)        (4,515)
   Net cash provided by (used by)
     discontinued operations                   674           (506)

Net Cash Provided by (Used in)
   Operating Activities                        335         (5,021)

INVESTING ACTIVITIES
Purchases of property, plant and
   equipment                                (1,108)        (6,515)
Proceeds from sale of businesses and
   sales of property, plant and equipment      ---        121,870
Acquisition, net of cash acquired           (2,700)           ---
Net cash used by discontinued operations      (499)        (1,776)
Other                                          ---            (73)

Net Cash (Used in) Provided by
   Investing Activities                     (4,307)       113,506

FINANCING ACTIVITIES
Decrease in notes payable                   (4,724)        (1,705)
Proceeds from long-term borrowings          29,848          2,815
Principal payments on long-term debt       (24,232)      (122,682)
Other                                           11            149

Net Cash Provided by (Used in)
   Financing Activities                        903       (121,423)
Effect of exchange rate changes on cash        (66)           147
Decrease in Cash and Cash
   Equivalents                              (3,135)       (12,791)
Cash and cash equivalents at beginning
   of period                                 3,809         26,942

Cash and Cash Equivalents at End of
   Period                                 $    674      $  14,151

Supplemental disclosures of cash flow
information:
   Cash paid during the period for:
      Interest expense                    $  6,767      $  12,994

      Income taxes                        $    182      $   2,720

See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1996 presentation.





Imo Industries Inc. and Subsidiaries


Notes to Consolidated Financial Statements (Unaudited with respect to March 31, 1996 and 1995 and the periods then ended.)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Restatements: The Consolidated Financial Statements, and the notes thereto, have been restated to reflect the Company's Roltra-Morse business segment as a discontinued operation, in accordance with Accounting Principles Board Opinion No. 30. Certain prior year amounts have been restated to conform to the current year presentation.


NOTE B--DISCONTINUED OPERATIONS

The Company has accounted for its former Electro-Optical Systems business and Turbomachinery business segments as
discontinued   operations  in  accordance   with   Accounting
Principles Board Opinion No. 30. By the end of the second quarter of 1995, the Company had completed the sales of its Turbomachinery business and a substantial part of its Electro-Optical Systems business. As reflected in the Company's first
quarter   operating  results  of  1995,  the  sale   of   the
Turbomachinery business segment resulted in an estimated gain of $39.6 million (net of applicable income tax expense of $5.2 million). Not included in these sales were certain idle facilities which are being held for sale, as well as the Electro-Optical System's Varo Electronic Systems division, which continues to be marketed to interested parties.

In February 1996 the Company announced a plan to sell its Roltra-Morse operations. The Company has engaged an investment banking firm to assist in the sale, which is expected to be completed in 1996 with proceeds in excess of net book value of the operations.


Net sales of the discontinued operations were $26.8 million and $60.1 million for the three months ended March 31, 1996 and 1995, respectively. Operating results of discontinued operations for the first three months of 1996 resulted in a net loss of $.8 million compared to net income of $1 million for the three months ended March 31, 1995. The 1996 net loss has been deferred as the Company anticipates realizing a gain on the sale of Roltra-Morse. These results from operations include allocated interest expense of $1.0 million and $3.1 million for the three months ended March 31, 1996 and 1995, respectively.


NOTE C--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                    March 31,     December 31,
                                      1996           1995
                                   (Unaudited)

Finished products                 $  36,012     $  39,684
Work in process                      31,239        31,235
Materials and supplies               30,121        26,372
                                     97,372        97,291
Less customers' progress payments     1,698           689
Less valuation allowance             11,505        11,572
                                  $  84,169     $  85,030

NOTE D--ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities (in thousands of dollars) consist of the following:

                                    March 31,     December 31,
                                      1996          1995
                                   (Unaudited)

Accrued contract completion costs $      36      $     94
Accrued product warranty costs        2,113         2,737
Accrued litigation and claim costs    1,703         1,674
Payroll and related items            11,223        14,328
Accrued interest payable              9,083         6,511
Accrued restructuring costs           1,841         1,688
Accrued divestiture costs             2,581         2,861
Other                                 9,277         8,176
                                  $  37,857      $ 38,069




NOTE E--EARNINGS PER SHARE

Earnings per share for 1996 and 1995 are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options and warrants are excluded because their effect is not material.


NOTE F--SUBSEQUENT EVENT

On  April 29, 1996, the Company completed the refinancing  of
its   senior  domestic  debt,  its  12%  senior  subordinated
debentures and its remaining 12.25% senior subordinated debentures.

Under terms of the refinancing, the Company has issued $155 million of 11.75% senior subordinated notes due in 2006, priced at a discount to yield 12%. The Company also has entered into a new agreement for $175 million in senior secured credit facilities with a group of lenders. Initial borrowings under the senior secured credit facilities were approximately $112 million. The cost of issuance of the new senior subordinated notes and the new credit facility will be amortized over their respective terms.

Proceeds of the senior subordinated notes and a portion of the credit facility were used to redeem the remaining $70 million of the Company's 12.25% senior subordinated debentures due 1997 and all $150 million of its 12% senior subordinated debentures due 2001, together with accrued interest and a prepayment premium for the latter issue. Proceeds were also used to refinance all obligations under the previous credit facility.

As a result of the refinancing, an extraordinary charge of approximately $8.5 million will be recorded in the second quarter of 1996. This charge represents the costs incurred in connection with the early extinguishment of the debt as well as the write-off of previously deferred loan costs.


NOTE  G--CONTINGENCIES

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

Additional Litigation. The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought by approximately 19,000 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers who are defending under their stated reservation of rights. On May 10, 1996, the Company learned that the U.S. District Court for the Eastern District of Pennsylvania entered an Order which "administratively dismissed" without prejudice approximately 18,000 maritime asbestos injury cases, including approximately 13,000 cases involving claims against the Company and a number of other defendants. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that ( i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

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


Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the three months ended March 31, 1996.

Restructuring Plan

Background

In October 1992, the Company determined that it needed to delever its balance sheet through the sale of certain businesses and the application of the proceeds from the divestitures to reduce debt. Pursuant to this decision, the Company divested its Heim Bearings, Aerospace, Barksdale Controls and CEC Instruments businesses during 1993 and 1994. In 1993, management, under Donald K. Farrar, who became Chief Executive Officer in September 1993, initiated a strategy to reposition the Company to focus on its less capital intensive businesses that exhibited strong brand name recognition, a broad customer base and market leadership with less dependence on U.S. Government sales. In connection with this strategy, the Company divested its Turbomachinery and most of its Electro-Optical Systems businesses during 1995. This repositioning will be completed upon the sale of the Roltra-Morse business, the remaining portion of the Electro-Optical Systems business and certain non-operating real estate. See "Remaining Asset Sales" below. During the first quarter of 1996, the Company commenced negotiations to refinance its then existing credit agreement and senior subordinated debentures, as another step to further reduce its high interest debt.

Recent Developments

On April 29, 1996, the Company completed the refinancing of its senior domestic debt and all remaining subordinated debentures. Under the terms of the refinancing, the Company has issued $155 million of 11.75% senior subordinated notes and has also entered into a new agreement for $175 million in senior secured credit facilities with a group of lenders. Proceeds of the senior subordinated notes and a portion of the credit facility were used to redeem the remaining $70 million of the Company's 12.25% senior subordinated debentures due 1997 and all $150 million of its 12% senior subordinated debentures due 2001, together with accrued interest and a prepayment premium for the latter issue, and to refinance all obligations under the previous credit facility. The refinancing has extended the maturities of the Company's existing indebtedness,allows some of the debt to be prepaid without undue penalties, and lowers its overall interest rate. See "Liquidity and Capital Resources" below.

Remaining Asset Sales

The Company is proceeding with its plan to sell its Roltra-Morse business, as announced in February 1996, and expects proceeds from the sale to exceed net book value. The remaining portion of the Company's Electro-Optical Systems business also continues to be marketed. The Company expects to complete these sales of businesses in 1996 and plans to use the proceeds to reduce debt.

In addition, other non-operating real estate, representing less than 10% of the original value of assets announced to be sold in October 1992, remains for sale.

Refer to the Company's 1995 annual report on Form 10-K for the year ended December 31, 1995 for further details related to previous asset sales and cost reduction programs.


Results of Operations

The Roltra-Morse and the remaining Electro-Optical Systems businesses are accounted for as discontinued operations in the accompanying consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation. Accordingly, the discussion that follows concerns only the results of continuing operations. The Company's continuing businesses are now grouped into four core business segments for management and segment reporting purposes: Power Transmission, Pumps, Instrumentation and Morse Controls.

Sales. Net sales from continuing operations for the three months ended March 31, 1996 were $99.4 million, a 3.7% increase compared with $95.9 million in the 1995 period. The Pumps segment experienced a significant increase in net sales compared to the prior year, due principally to delays in deliveries to the U.S. Navy in the 1995 period. The Instrumentation and Morse Controls segments also experienced increased sales levels as compared with the prior year. These increases were partially offset by a decrease in Power Transmission net sales in the first quarter of 1996 compared with an exceptionally strong 1995 first quarter. See "Segment Operating Results" below.

Gross Profit.  The gross profit in the first quarter of  1996 remained relatively constant at 32.1% of sales compared with 32.2% in 1995. See "Segment Operating Results" below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percent of sales, to 20.6% in the first quarter of 1996 compared with 21.4% in the prior year, as the 1996 period benefited from cost savings attributable to the Company-wide cost reduction program adopted in the fourth quarter of 1995. Research and development expenditures were 1.3% and 1.4% of net sales for the three months ended March 31, 1996 and 1995, respectively.

Interest Expense. Average borrowings in the 1996 first quarter were approximately $70 million lower than in the comparable 1995 period. As a result, total interest expense (before allocation to discontinued operations) of $8.7 million for the three months ended March 31, 1996 was $1.5 million, or 15%, less than same period in 1995. Interest expense for continuing operations excludes interest expense incurred by the discontinued operations of $0.8 million and $0.6 million for the three months ended March 31, 1996 and 1995, respectively, as well as an interest allocation to the discontinued operations. Interest allocated to discontinued operations was $1.0 million in the first quarter of 1996 and $3.1 million in the 1995 period.

                           Three Months Ended
                               March 31,
Interest Expense:           1996        1995

Total (Before
   Allocations to
   Discontinued
   Operations)             $ 8.7       $10.2
Continuing Operations        7.0         6.6


Provision for Income Taxes. Income tax expense for continuing operations was $.6 million and $.9 million for the three months ended March 31, 1996 and 1995, respectively. The amounts in both periods are comprised of current tax expense representing foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards on its domestic earnings. The Company has previously established valuation allowances against unrecognized prior year tax benefits in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company is recognizing these benefits only as reassessment demonstrates that it is more likely than not that they will be realized.



Income from Continuing Operations. The Company had income from continuing operations of $2.7 million, or $.16 per share, for the three months ended March 31, 1996, compared with $2.6 million, or $.15 per share, for the comparable 1995 period.

Income from Discontinued Operations. For the three months ended March 31, 1996, discontinued operations had a net loss of $.8 million. This loss has been deferred as the Company anticipates realizing a gain on the sale of Roltra-Morse. For the three months ended March 31, 1995 the Company had income from discontinued operations of $40.6 million (net of income tax expense of $5.4 million), or $2.38 per share. The income recorded in the first quarter of 1995 includes the estimated net gain of $39.6 million on the sale of the Company's former Turbomachinery business which was sold in January of 1995. In the second half of 1995, the Company recorded provisions of $17.9 million related to the resolution of contingencies associated with the Turbomachinery sale and the June 1995 Electro-Optical Systems sale which reduced the net gain on sale of discontinued operations to $21.6 million by year-end 1995. Results from operations for the discontinued operations include allocations for interest of $1.0 million and $3.1 million for the three months ended March 31, 1996 and 1995, respectively.

Extraordinary Item. The three months ended March 31, 1995 include an extraordinary charge of $4.1 million after-tax, or $.24 per share, representing charges related to the early extinguishment of portions of its debt under the Company's then existing Credit Agreement and 12.25% senior subordinated debentures.

Net Income. Net income in the first quarter of 1996 was $2.7 million, or $.16 per share, compared with $39.0 million, or $2.29 per share, in the 1995 first quarter. Net income
(loss) per share by component for each year is summarized below:

                          Three Months Ended
                              March 31,
Earnings (loss) per        1996        1995
share:

Continuing Operations
  Before Extraordinary
  Item                     $  .16    $ .15
Discontinued
  Operations                  ---     2.38
Extraordinary Item            ---     (.24)
Net income                 $  .16    $2.29


Segment Operating Results

Operating results by business segment for the three months ended March 31, 1996 and 1995 are summarized below.

Power Transmission segment net sales and operating income were $23.7 million and $2.8 million, respectively, in the first three months of 1996, compared with $26.1 million and $3.6 million in the comparable 1995 period. The decrease in the current period is due to the exceptionally strong demand experienced in the industrial distribution marketing channel in the first quarter of 1995. Both segment net sales and operating income increased compared to the fourth quarter of 1995.

Pumps segment net sales increased 19.4% to $26.3 million in the first quarter of 1996, as compared with $22.1 million for the 1995 first quarter. The segment is experiencing continued growth in its U.S. industrial markets and strong export demand, driven by products in crude oil transfer, chemical processing, and power generation. The global marine market has also gained strength. Segment operating income for the first three months of 1996 was $3.5 million, a 43% increase compared with $2.4 million for the comparable 1995 period.

On March 31, 1996, the Company acquired the assets of a long-time three-screw pump licensee in France, which will allow the Company to gain additional market penetration in Europe and North Africa. The acquisition will increase pump sales in Europe by approximately $6 million annually.

The Instrumentation segment's net sales increased 4.7% to $19.4 million in the first three months of 1996, as compared with the same period in 1995. First quarter 1996 operating income of $2.1 million increased 24.9% compared with 1995, largely as a result of operational improvements made at a factory located in England. The turnaround continues to progress at this factory, which has now absorbed all the product lines previously manufactured at a German plant that was closed in 1995.

Morse Controls segment net sales were $30.0 million in the first quarter of 1996, a 2.7% increase compared with $29.2 million in the first three months of 1995. Segment operating income increased 7.2% to $2.7 million for the same periods. The increases resulted from the acquisition of RMH Controls, a Swedish manufacturer of specialized electronic controls, which was completed in late December 1995, and were partially offset by slowed marine sales in the U.S. due to the late arrival of the spring pleasure boating season.


Liquidity and Capital Resources

Short-term and Long-term Debt

On April 29, 1996, the Company completed the refinancing of its senior domestic debt (the "Old Credit Agreement"), its 12% senior subordinated debentures and its remaining 12.25% senior subordinated debentures . Under terms of the refinancing, the Company has issued $155 million of 11.75% senior subordinated notes (the "New Notes") due in 2006, priced at a discount to yield 12%. The Company also has entered into a new agreement for $175 million in senior secured credit facilities (the "New Credit Agreement") with a group of lenders. The New Credit Agreement provides for a $70 million revolving credit facility (including a letter of credit subfacility) through April 30, 2001, a $25 million term loan amortizing to April 2001, a $35 million term loan amortizing to April 2001, and a $45 million term loan amortizing to April 2003. Initial borrowings under the New Credit Agreement were $105 million in aggregate term loans and $6.6 million of revolving credit borrowings. Outstanding standby letters of credit were $6.4 million as of April 29, 1996.

Proceeds of the senior subordinated notes and a portion of the new credit facility were used to redeem the remaining $70 million of the Company's 12.25% senior subordinated debentures due 1997 and all $150 million of its 12% senior subordinated debentures due 2001, together with accrued interest and a prepayment premium for the latter issue. Proceeds were also used to refinance all obligations under the Old Credit Agreement. The cost of issuance of the New Notes and the New Credit Agreement will be amortized over the terms of their respective agreements.

As a result of the refinancing, an extraordinary charge of approximately $8.5 million will be recorded in the second quarter of 1996. This charge represents the costs incurred in connection with the early extinguishment of the debt as well as the write-off of previously deferred loan costs.

Prior to the refinancing, the Company's domestic liquidity requirements were served by a $60 million revolving credit facility (including a letter of credit subfacility) under the Old Credit Agreement, while its needs outside the United States continue to be covered by short and intermediate term credit facilities from foreign banks. As of March 31, 1996, there were $19.3 million of revolving credit borrowings and $6.4 million of standby letters of credit outstanding under the Old Credit Agreement.

The Company also has, in the aggregate, foreign short-term credit facilities of approximately $35 million. As of March 31, 1996, $14.1 million was outstanding under those foreign facilities, of which $7.0 million related to indebtedness of discontinued operations.

In addition, at March 31, 1996, the Company had outstanding $70.0 million in aggregate principal amount of the 12.25% senior subordinated debentures, maturing in 1997, and $150 million in aggregate principal amount of the 12% senior subordinated debentures, maturing in amounts of $37.5 million in 1999, $37.5 million in 2000 and $75.0 million in 2001.

Management continues to actively pursue opportunities to further reduce its high interest debt. The recently completed debt refinancing has enabled the Company to extend the maturities of its existing indebtedness, allows some of the debt to be prepaid without undue penalties, and lowers its overall interest rate. The Company plans to use the proceeds from the sales of its Roltra-Morse and Varo Electronic Systems businesses to reduce debt.


Cash Flow

The Company's operating activities provided cash of $.3 million in the first quarter of 1996, compared with cash used of $5.0 million in the comparable 1995 period, due principally to 1995 cash requirements related to previously divested companies and discontinued operations. Net cash used in investing activities was $4.3 million in the first three months of 1996, compared with cash provided of $113.5 million in the three months ended March 31, 1995. The decrease in the current year investing activities is due principally to the 1995 net proceeds generated from the sale of businesses and assets in the first quarter of 1995 of $121.9 million. Cash and cash equivalents decreased to $.7 million at March 31, 1996 from $3.8 million at December 31, 1995, principally due to cash used in investing activities, which included the completion of the acquisition of a former three-screw pump licensee in France.

Working capital at March 31, 1996 was $88.0 million, an increase of $7.0 million from the end of 1995, due principally to the increase in receivable levels since year end. The ratio of current assets to current liabilities was
2.1 at March 31, 1996, compared with 2.0 at December 31, 1995. The Company's total debt as a percent of its total capitalization was 96.6% at March 31, 1996, compared with 97.4% at December 31, 1995.

Management of the Company believes that cash flow from operations, cash available from unused credit facilities and cash generated by additional asset sales will be sufficient to meet its foreseeable liquidity needs.


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought by approximately 19,000 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers who are defending under their stated reservation of rights.

On May 10, 1996, the Company learned that the U.S. District Court for the Eastern District of Pennsylvania entered an Order which "administratively dismissed" without prejudice approximately 18,000 maritime asbestos injury cases, including approximately 13,000 cases involving claims against the Company and a number of other defendants. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

For additional information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference, and to Note G in Part I of this report.


Item 6.     Exhibits and Reports on Form 8-K.

         (a) Exhibits:

                The following exhibit is being filed as part of this Report:

          Exhibit No.      Description


              27           Financial Data Schedule as of March 31, 1996


         (b) Reports on Form 8-K:

         On February 22, 1996, the Company filed a report on Form 8-K, reporting under Item 5, disclosing the announcement of the approval by the Board of Directors of a plan to sell its Italian-based Roltra-Morse business unit and that the Company has engaged an investment banking firm to assist in the sale. The sale is expected to be completed in 1996.





                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            Imo Industries Inc.
                                               (Registrant)



Date May 14, 1996                          /s/ DONALD K. FARRAR
                                           Donald K. Farrar
                                           Chairman, Chief Executive Officer,
                                           President and Director
                                           (principal executive officer)



Date May 14, 1996
                                           /s/ WILLIAM M. BROWN
                                           William M. Brown
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Corporate Controller
                                           (principal financial and
                                           accounting officer)