Form 10-Q
period 1996-06-30
IMO INDUSTRIES INC
filed 1996-08-14
CIK 804151

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Indicate  the  number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of   the   latest
practicable date: Common Stock, $1.00 Par Value--17,087,859 shares as of July 31, 1996.




                            INDEX


                                                            Page
                                                           Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

      Consolidated Statements of Income--Three and six
        months ended June 30, 1996 and 1995                    2

      Consolidated Balance Sheets--June 30, 1996 and
        December 31, 1995                                      3

      Consolidated Statements of Cash Flows--Six
        months ended June 30, 1996 and 1995                    4

      Notes to Consolidated Financial Statements--
        June 30, 1996                                       5  -  13

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.            13  - 22

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                    22
Item 2.  Changes in Securities.                                23
Item 4.  Submission of Matters to a Vote of Security Holders.  24
Item 6.  Exhibits and Reports on Form 8-K.                     24

SIGNATURES                                                     26



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      Imo Industries Inc. and Subsidiaries
                       Consolidated Statements of Income
                (Dollars in thousands except per share amounts)
                                  Three Months              Six Months Ended
                                  Ended June 30,                June 30,
                                 1996        1995*         1996          1995*
                                   (Unaudited)                  (Unaudited)

Net Sales                    $  97,659    $  98,576    $  197,071    $  194,460
Cost of products sold           66,370       67,633       133,900       132,623

Gross Profit                    31,289       30,943        63,171        61,837

Selling, general and
 administrative expenses        20,765       20,815        41,251        41,325
Research and development
 expenses                        1,445        1,134         2,785         2,472

Income From Operations           9,079        8,994        19,135        18,040

Interest expense                 6,551        6,415        13,521        12,986
Interest income                   (295)        (475)         (692)       (1,280)
Other expense (income), net         85         (358)          262          (520)
Equity in income of
 unconsolidated companies          (25)        (227)          (50)         (252)

Income From Continuing
 Operations Before Income
 Taxes and Extraordinary
 Item                            2,763        3,639         6,094         7,106

Income tax expense                 681          677         1,308         1,558

Income From Continuing
 Operations Before
 Extraordinary Item              2,082        2,962         4,786         5,548

Discontinued Operations:
 Income from Operations (net
 of income taxes of $.2
 million and $.4 million,
 respectively, in 1995)           ---           448          ---          1,412
Estimated Gain on Disposal
 (net of income taxes of $5.2
  million in 1995)                ---          ---           ---         39,613
Total Income from
  Discontinued Operations         ---           448          ---         41,025

Extraordinary Item - Loss on
 Extinguishment of Debt         (8,455)        ---         (8,455)       (4,140)

Net Income (Loss)             $ (6,373)    $  3,410     $  (3,669)    $  42,433

Earnings per share:
  Continuing operations
   before extraordinary
   item                       $   0.12     $   0.17     $    0.28     $    0.33
  Discontinued operations     $   ---      $   0.03     $    ---      $    2.40
  Extraordinary item          $  (0.49)    $   ---      $   (0.49)    $   (0.24)
  Net income (loss)           $  (0.37)    $   0.20     $   (0.21)    $    2.49
Weighted average number of
 shares outstanding           17,086,234   17,030,866   17,085,538    17,022,499


See accompanying notes to consolidated financial statements.
*Reclassified to conform to 1996 presentation.

                      Imo Industries Inc. and Subsudiaries
                         Consolidated Balance Sheets
                            (Dollars in thousands)
                                     June 30,           December 31,
                                       1996                 1995
                                    (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents          $    2,843            $    3,809
Trade accounts and notes
 receivable, less
 allowance of $1,952 in 1996
 and $2,030 in 1995                    64,768                53,965
Inventories-net                        84,450                85,030
Deferred income taxes                  11,082                11,371
Net assets of discontinued
 operations-current                     8,423                 5,220
Prepaid expenses and other
 current assets                         6,338                 4,617
Total Current Assets                  177,904               164,012
Property, Plant and Equipment
 on the basis of cost                 166,399               164,349
Less allowance for depreciation
 and amortization                     (87,684)              (82,996)
Net Property, Plant and Equipment      78,715                81,353
Intangible assets, principally
 goodwill                              74,148                68,664
Investments in and advances to
 unconsolidated companies               5,174                 5,415
Deferred income taxes -
 noncurrent                             4,609                 4,609
Net assets of discontinued
 operations - noncurrent               28,718                29,190
Other assets                           29,611                30,644
Total Assets                       $  398,879            $  383,887

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current Liabilities
Notes payable                      $    8,298            $    9,019
Trade accounts payable                 30,483                23,733
Accrued expenses and other
 liabilities                           34,364                38,069
Accrued costs related to
 discontinued operations                1,553                 3,055
Income taxes payable                    7,322                 8,354
Current portion of long-term debt       6,908                   805
Total Current Liabilities              88,928                83,035
Long-Term Debt                        261,767               245,802
Accrued Postretirement Benefits -
 Long-Term                             21,884                24,372
Accrued Pension Expense and Other
 Liabilties                            24,326                23,794
Total Liabilities                     396,905               377,003
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value;
 authorized and unissued 5,000,000
 shares                                 ---                   ---
Common stock: $1.00 par value;
 authorized 25,000,000 shares;
 issued 18,759,397 and 18,756,397
 in 1996 and 1995, respectively        18,759                18,756
Additional paid-in capital             80,292                80,275
Retained earnings (deficit)           (80,261)              (76,592)
Cumulative foreign currency
 translation adjustments                3,005                 4,266
Minimum pension liability
 adjustment                            (1,801)               (1,801)
Treasury stock at cost -
 1,672,788 shares in 1996
 and 1995                             (18,020)              (18,020)
Total Shareholders' Equity              1,974                 6,884
Total Liabilities and
 Shareholders' Equity              $  398,879             $ 383,887


See accompanying notes to consolidated financial statements.

                   Imo Industries Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                         (Dollars in thousands)

                                                Six Months Ended
                                                     June 30,

                                              1996            1995*
                                                   (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                          $   (3,669)     $   42,433
Adjustments to reconcile net income to
 net cash provided by (used in)
 continuing operations:
      Discontinued operations                    ---          (41,025)
      Depreciation                              5,848           6,301
      Amortization                              1,687           1,612
      Extraordinary item                        8,455           4,140
      Other                                        (2)            222
      Other changes in operating
       assets and liabilities:
        Increase in accounts and
         notes receivable                      (8,803)         (6,034)
        Decrease (increase) in
         inventories                            1,630          (5,262)
        Increase (decrease) in
         accounts payable and accrued
         expenses                                 282          (8,192)
        Other operating assets and
         liabilities                           (4,268)         (5,277)
Net cash provided by (used by)
 continuing operations                          1,160         (11,082)
Net cash used by discontinued
 operations                                   (10,391)         (9,248)

Net Cash Used in Operating Activities          (9,231)        (20,330)

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment                                     (3,618)         (9,238)
Proceeds from sale of businesses and
 sales of property, plant and equipment         3,523         174,784
Acquisitions, net of cash acquired             (3,200)           ---
Net cash used by discontinued
 operations                                    (2,381)         (2,325)
Other                                            ---              (76)
Net Cash (Used in) Provided by
 Investing Activities                          (5,676)        163,145

FINANCING ACTIVITIES
Increase (decrease) in notes payable            1,995            (547)
Proceeds from long-term borrowings            323,062          12,834
Principal payments on long-term debt         (297,059)       (133,702)
Payment of debt financing costs               (13,916)           ---
Other                                              20             290

Net Cash Provided by (Used in)
 Financing Activities                          14,102        (121,125)
Effect of exchange rate changes on
 cash                                            (161)            131
(Decrease) Increase  in Cash and
 Cash Equivalents                                (966)         21,821
Cash and cash equivalents at beginning
 of period                                      3,809          26,942

Cash and Cash Equivalents at End of
 Period                                    $    2,843      $   48,763

Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
      Interest expense                     $   20,189      $   22,396

      Income taxes                         $    1,030      $    4,580


See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1996 presentation.



Imo Industries Inc. and Subsidiaries


Notes to Consolidated Financial Statements (Unaudited with respect to June 30, 1996 and 1995 and the periods then ended.)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Restatements: The Consolidated Financial Statements, and the notes thereto, have been restated to reflect the Company's Roltra-Morse business segment as a discontinued operation, in accordance with Accounting Principles Board Opinion No. 30. Certain prior year amounts have been restated to conform to the current year presentation.


NOTE B--DISCONTINUED OPERATIONS

The Company has accounted for its former Electro-Optical Systems business and Turbomachinery business segments as
discontinued   operations  in  accordance   with   Accounting
Principles Board Opinion No. 30. By the end of the second quarter of 1995, the Company had completed the sales of its Turbomachinery business and a substantial part of its Electro-Optical Systems business. As reflected in the Company's first
quarter   operating  results  of  1995,  the  sale   of   the
Turbomachinery business segment resulted in an estimated gain of $39.6 million (net of applicable income tax expense of
$5.2  million).   In  the second half of  1995,  the  Company
recorded provisions  totalling $17.9 million related to the
resolution    of    contingencies   associated    with    the
Turbomachinery sale and the June 1995 Electro-Optical Systems sale, which reduced the net gain on sale of discontinued operations to $21.6 million by year-end 1995. Not included in these sales were certain idle facilities which are being held for sale, as well as the Electro-Optical System's Varo Electronic Systems division, which continues to be marketed to interested parties.

In February 1996 the Company announced a plan to sell its Roltra-Morse operations. The Company has engaged an investment banking firm to assist in the sale, which is expected to be completed in 1996 with proceeds in excess of net book value of the operations.

The Company is currently negotiating the final wording of the contract for sale of Varo Electronic Systems division, a division of its former Electro-Optical Systems business, with a small defense contractor. The Company believes that there do not appear to be any major outstanding issues unresolved at this point. Both parties are in agreement as to the contract  price based on a range of net asset  value  on  the date of closing (which includes the buyer's assumption of certain recorded liabilities). The steps left to complete prior to the execution of a definitive contract are: 1) finalization of the contract, and 2)completion of all financial
schedules   and  exhibits  to  the  contract.   The   Company
estimates that agreement and signing of a definitive contract could be reached within two to four weeks. Closing of the sale would be contingent on the buyer's ability to obtain financing and to finalize due diligence efforts. The Company estimates that if an agreement is reached within this time frame that the sale could close before the end of the fourth quarter of 1996.

Net sales of the discontinued operations were $27.2 million and $45.4 million for the three months ended June 30, 1996 and 1995, and $54.0 million and $105.5 million for the six months ended June 30, 1996 and 1995, respectively. Operating results of discontinued operations for the three and six months ended June 30, 1996 resulted in a net loss of $1.2 million and $2.0 million, respectively, compared to net income of $.4 million and $1.4 million for the three and six months ended June 30, 1995, respectively. The 1996 net loss has been deferred as the Company anticipates realizing a gain on the sale of Roltra-Morse.

The income (loss) from operations of the discontinued operations includes allocated interest expense of $1.9 million and $2.8 million for the three months ended June 30, 1996 and 1995, respectively, and $3.7 million and $6.5 million for the six months ended June 30, 1996 and 1995, respectively. Allocated interest expense includes interest on debt of the discontinued operations to be assumed by the buyer, and an allocation of other consolidated interest expense to the discontinued operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus other consolidated debt.


NOTE C--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                    June 30,      December 31,
                                      1996            1995
                                  (Unaudited)

Finished products                $   37,156       $  39,684
Work in process                      30,676          31,235
Materials and supplies               31,316          26,372
                                     99,148          97,291
Less customers' progress payments     3,303             689
Less valuation allowance             11,395          11,572
                                 $   84,450       $  85,030


NOTE D--ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities (in thousands of dollars) consist of the following:

                                    June 30,       December 31,
                                      1996             1995
                                  (Unaudited)

Accrued contract completion costs  $     13        $     94
Accrued product warranty costs        2,020           2,737
Accrued litigation and claim costs    2,180           1,674
Payroll and related items            12,486          14,328
Accrued interest payable              4,618           6,511
Accrued restructuring costs           1,678           1,688
Accrued divestiture costs             2,206           2,861
Other                                 9,163           8,176
                                   $ 34,364        $ 38,069

NOTE E--EARNINGS PER SHARE

Earnings per share for 1996 and 1995 are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options and warrants are excluded because their effect is not material.


NOTE F--NOTES PAYABLE AND LONG-TERM DEBT

On April 29, 1996, the Company completed the refinancing of its domestic senior debt, its 12% senior subordinated debentures and its remaining 12.25% senior subordinated debentures. Under terms of the refinancing, the Company issued $155 million of 11.75% senior subordinated notes due 2006 (the "Notes"), priced at a discount to yield 12%. The Company also entered into an agreement for $175 million in senior secured credit facilities with a group of lenders (the "New Credit Agreement"). Initial borrowings under the New Credit Agreement were approximately $112 million. Proceeds of the  Notes  the  New  Credit  Agreement were  used  to
redeem the  remaining  $70  million  of the Company's  12.25%
senior subordinated  debentures  due  1997 and   all   $150
million of its 12% senior subordinated debentures due 2001, together with accrued interest and a prepayment premium for the latter issue, and to refinance all obligations under the Company's previous credit facility (the "Old Credit Agreement"). The cost of issuance of the Notes and implementation of the New Credit Agreement will be amortized over their respective terms.

The Notes are not redeemable prior to May 1, 2001, except that, until May 1, 1999, the Company may redeem, at its option, up to an aggregate of $55 million of the principal amount of the Notes at 110% of their principal amount plus accrued interest with the net proceeds of one or more public equity offerings; provided, however, that at least $100 million of the principal amount of the Notes remains outstanding after each such redemption. On or after May 1, 2001, the Notes are redeemable at the option of the Company, in whole or in part, at 106% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on or after May 1, 2004. Interest is payable semi-annually on May 1 and November 1. The fair value of these instruments at June 30, 1996, based on market bid prices, was $158.9 million.

The New Credit Agreement provides for a $70 million revolving credit facility through April 30, 2001, a $25 million term loan amortizing to April 30, 2001 ("Term Loan A"), a $35 million term loan amortizing to April 30, 2001 ("Term Loan B"), and a $45 million term loan amortizing to April 30, 2003 ("Term Loan C").

Pursuant to the New Credit Agreement, net cash proceeds from the sales of Roltra-Morse and Electro-Optical System's Varo Electronic Systems division must be applied to first repay
Term Loan B and then Term Loans A and C. In May 1996, proceeds from the sale of certain non-operating real estate were used to repay $1.9 million of Term Loan B.

As of June 30, 1996, under the New Credit Agreement the Company had borrowings of $1.9 million outstanding under the revolving credit facility in addition to $6.4 million of outstanding standby letters of credit. The Company's continuing operations currently have $14.4 million in foreign short-term credit facilities with amounts outstanding at June 30, 1996 of $8.3 million. Due to he short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value. The weighted average interest rate on short-term notes payable was 7.1% and 8.0% at June 30, 1996 and December 31, 1995, respectively.

Long-term debt of continuing operations consists of the following:

                                          June 30,           December 31,
(Dollars in thousands)                      1996                 1995
                                         (Unaudited)
Borrowings on revolving credit
 facility expiring July 31, 1997        $     ---              $  18,200
Borrowings on revolving credit
 facility expiring April 30, 2001 (1)        1,900                  ---
Term Loan A, $1.25 million due
 quarterly July 31, 1996 to April
 30, 2001                         (1)       25,000                  ---
Term Loan B, $2.2 million due
 quarterly July 31, 1997 to
 April 30, 2001                (2)(3)       33,122                  ---
Term Loan C, $ .125 million due
 quarterly July 31, 1996 to
 April 30, 2001 and $5.3
 million due quarterly July 31,
 2001 to April 30, 2003           (2)       45,000                  ---
Senior subordinated debentures
 with interest at 12.25%, due
 August 15, 1997                              ---                 70,000
Senior subordinated debentures
 with interest at 12%, due
 November 1, 1999 to 2001                     ---                150,000
Senior subordinated notes with
 interest at 11.75%, due May 1,
 2006, net of unamortized
 discount of $2.2 million                  152,811                  ---
Other                                       10,842                 8,407
                                           268,675               246,607
Less current portion                         6,908                   805
                                         $ 261,767             $ 245,802

(1) These loans bear interest at prime plus 1.0% or 1, 2, 3, or 6 months LIBOR plus 2.5%.
(2) These loans bear interest at prime plus 1.5% or 1, 2, 3, or 6 months LIBOR plus 3.0%.
(3)  Last payment differs due to principal prepayments.
_____________________________________________________________

The aggregate annual maturities of long-term debt from continuing operations, in thousands, for the four years subsequent to 1996 are: 1997 - $13,212; 1998 - $15,491; 1999
- - $14,731; 2000 - $14,732.

The New Credit Agreement requires the Company to meet certain
objectives  with  respect  to  financial  ratios.   The  New
Credit Agreement and the Notes contain provisions which place certain limitations on dividend payments and outside borrowings. Under the most restrictive of such provisions, the New Credit Agreement requires the Company to maintain certain minimum consolidated net worth levels, interest coverage and fixed charge coverage levels.

As a result of the refinancing, an extraordinary charge of $8.5 million was recorded in the second quarter of 1996. This charge represents the cash costs of $5.1 million incurred in connection with the early extinguishment of the debt as well as the write-off of previously deferred loan costs.


NOTE  G--CONTINGENCIES

Legal Proceedings

LILCO Litigation. In August 1985, the Company was named as defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, by Long Island Lighting Company ("LILCO") following the severing of a crankshaft in a diesel generator sold to LILCO by the Company. LILCO's complaint contained 11 counts, including counts for breach of warranty, negligence and fraud, and sought $250 million in damages. In various decisions from 1986 through 1990, 10 of the original 11 counts and various additional amended counts were dismissed with only the original breach of warranty count remaining. In September 1993, the Second Circuit Court of Appeals affirmed a previous trial court decision entering a judgment against the Company in the amount of $18.3 million, and in October 1993, the judgment was satisfied by payment to LILCO of approximately $19.3 million (which amount included approximately $1.0 million of post-judgment interest) by International Insurance Company ("International") and Granite State Insurance Co. ("Granite State").

In January 1993, the Company was served with a complaint in a case brought in the U.S. District Court for the Northern District of California by International alleging that, among other things, because International policies did not cover the matters in question in the LILCO case, it was entitled to recover $10 million in defense costs previously paid in connection with such case and $1.2 million of the judgment which was paid on behalf of the Company. In June 1995, the Court entered a judgment in favor of International awarding it $11.2 million, plus interest from March 1995 (the "International Judgment"). The International Judgment, however, was not supported by an order, and in July of 1995, the court vacated the International Judgment as being premature because certain outstanding issues of recoverability of the $10 million in defense costs had not been finally determined. The Company is awaiting a final decision. If the International Judgment is reinstated, the Company intends to appeal. If the ultimate outcome of this matter is unfavorable, the Company will record a charge for the judgment amount plus accrued interest.

In June 1992, the Company filed an action, subsequently transferred to the U.S. District Court, Southern District of New York, that is currently pending against Granite State in an attempt to collect amounts for defense costs paid to counsel retained by the Company in defense of the LILCO litigation. After reimbursing the Company for $1.7 million in defense costs, Granite State refused to reimburse the Company for an additional $8.5 million in defense costs paid by the Company, alleging, among other things, that defense costs above reasonable levels were expended in defending the LILCO litigation. The insurer subsequently paid $18 million of the judgment rendered against the Company, thereby exhausting its $20 million policy. The Company claimed that the insurer's refusal to pay the $8.5 million in additional defense costs was in bad faith and the Company is entitled to its cost of money and other damages. In a counterclaim, Granite State sought reimbursement of all or part of the $1.7 million in defense costs previously paid by it, and indicated that it may seek additional damages beyond the reimbursement of defense costs, including recoupment of approximately $4.0 million of the amount awarded by the jury in the LILCO litigation (which $4.0 million represents amounts previously paid by LILCO to the Company for generator repairs and which Granite State had paid on behalf of the Company). In May 1996, the Company and Granite State reached an agreement in principle which will result in the dismissal of all claims and counterclaims and the elimination of all issues concerning the $20 million payment previously made on behalf of the Company under the terms of the Granite State policy. This agreement preserves the Company's ability to seek reimbursement of the $8.5 million of defense costs from persons other than Granite State.

Additional Litigation. The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 19,000 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers who are defending under their stated reservation of rights. On May 10, 1996, the Company learned that the U.S. District Court for the Eastern District of Pennsylvania entered an Order which "administratively dismissed" without prejudice approximately 18,000 maritime asbestos injury cases, including approximately 13,000 cases involving claims against the Company and a number of other defendants. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that ( i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

The activities of certain employees of the Ni-Tec Division of the Company's Varo Inc. subsidiary ("Ni-Tec"), headquartered in Garland, Texas, were the focus of an investigation by the Office of the Inspector General of the U.S. Department of Defense and the Department of Justice (Criminal Division). Ni-Tec received subpoenas for certain records as a part of the investigation in 1992, 1993 and 1994, each of which was responded to. The investigation was apparently directed at
alleged   failures   in   quality   control,   testing    and
documentation activities involving the manufacture of tubes for night vision equipment which began at Ni-Tec while it was a division of Optic-Electronic Corp. Optic-Electronic Corp. was acquired by the Company in November 1990 and subsequently merged with Varo Inc. in 1991. On July 15, 1996, the Company reached an agreement with the U.S. government to settle all claims related to this investigation and a related qui tam civil action brought in the U.S. District Court for the Northern District of Texas by a former Varo employee who consented to the settlement. The U.S. government had recently notified the Company that it intended to intervene in the civil action which had been under seal. The settlement involves the payment by Varo of approximately $2.0 million and the dismissal of all civil and administrative claims under the False Claims Act, 31 USC 3929 et seq., the Contract Disputes Act, 41 USC 601 et seq., and all claims of common law fraud and breach of contract. This settlement amount was previously reserved in full by the Company. As a result of the settlement, Varo will receive approximately $400,000 in contract payments which were being held by a prime contractor pending resolution of Varo's dispute with the government.

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

There are lawsuits pending against the Company in the U.S. District Court for the Western District of Pennsylvania alleging component failures in equipment sold by its former diesel engine division and claiming damages of approximately $3.0 million, and in the Circuit Court of Cook County,
Illinois, alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8.0 million. Each lawsuit is in the document discovery stage.

With respect to the litigation and claims described in the preceding paragraphs, management of the Company believes that it either expects to prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, on the ultimate outcome of any of these matters.

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company's business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. A range of possible outcomes for all of these legal proceedings currently cannot be estimated.


Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the three and six months ended June 30, 1996.


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

Recent Developments

On  April 29, 1996, the Company completed the refinancing  of
its domestic senior debt and   all   remaining   subordinated
debentures.  Under the terms of the  refinancing, the Company
issued  $155  million  of Notes   and entered  into
the New Credit Agreement providing for $175 million in senior secured credit facilities with a group of lenders. Proceeds of the Notes and the New Credit Agreement were used to redeem the remaining $70  million  of  the Company's  12.25% senior
subordinated debentures due 1997 and   all   $150 million  of
its  12%  senior   subordinated debentures  due 2001, together
with  accrued  interest and a  prepayment premium for the latter
issue, and to refinance all obligations   under  the  previous
credit  facility.    The refinancing has  extended the maturities
of  the   Company's existing indebtedness, allows some of the
debt to be  prepaid  without   undue  premium,   and  lowers
the Company's overall interest rate. See "Liquidity and Capital
Resources" below.

During the first half of 1996, the Company completed the sales of four of its non-operating real estate holdings for net proceeds of $3.5 million.


Remaining Asset Sales

The Company is proceeding with its plan to sell its Roltra-Morse business, as announced in February 1996, and expects proceeds from the sale to exceed net book value. The remaining portion of the Company's Electro-Optical Systems business also continues to be marketed. The Company expects to complete these sales of businesses in 1996 and plans to use the proceeds to reduce debt. Reference is made Note B in
Part I of this Report for additional information regarding the sale of the Electro-Optical Systems business.

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

Three Months Ended June 30, 1996 Compared with 1995

Sales. Net sales from continuing operations for the three months ended June 30, 1996 were $97.7 million, a slight decrease compared with $98.6 million in the 1995 period. The Pumps and Morse Controls segments experienced increased sales levels in the 1996 second quarter as compared with the prior year. These increases were offset by decreases in net sales
of   the Power Transmission and Instrumentation segments
in the second quarter of 1996 compared with the 1995 period. See "Segment Operating Results" below.

Gross Profit. The gross profit in the second quarter of 1996 was 32.0%, a slight increase compared with 31.4% in 1995.
See "Segment Operating Results" below.

Selling,   General  and  Administrative  Expenses.   Selling,
general and administrative expenses remained constant at $20.8 million for the three months ended June 30, 1996 compared with 1995, which represented a slight increase as a percent of sales, at 21.3% in the second quarter of 1996 compared with 21.1% in the prior year. Although the 1996 period benefited from cost savings attributable to the Company-wide cost reduction program adopted in the fourth quarter of 1995, and net adjustments of $.6 million to previously estimated provisions, these benefits were offset by increased selling expenses as compared with the prior year. Research and development expenditures were 1.5% and 1.2% of net sales for the three months ended June 30, 1996 and 1995, respectively.

Interest  Expense.  Average borrowings in the second  quarter of 1996 were approximately $4 million lower than in the comparable 1995 period. As a result, total interest expense (before allocation to discontinued operations) of $8.5 million for the three months ended June 30, 1996 was $.8 million, or 8%, less than the same period in 1995. Interest expense for continuing operations excludes interest expense incurred by the discontinued operations of $.8 million and $.7 million for the three months ended June 30, 1996 and 1995, respectively, as well as a general interest allocation to the discontinued operations. General interest allocated to discontinued operations was $1.1 million in the second quarter of 1996 and $2.2 million in the 1995 period.

                                  Three Months Ended
                                       June 30,
                                     (in millions)

Interest Expense:                 1996         1995

Total (Before
 Allocations to
 Discontinued
 Operations)                     $ 8.5        $ 9.3
Continuing Operations              6.6          6.4


Provision for Income Taxes. Income tax expense for continuing operations was $.7 million for both the three months ended June 30, 1996 and 1995. The amounts in both periods are comprised of current tax expense representing foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards on its domestic earnings. The Company has previously established valuation allowances against unrecognized prior year tax benefits in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company is recognizing these benefits only as reassessment demonstrates that it is more likely than not that they will be realized.

Income from Continuing Operations. The Company had income from continuing operations of $2.1 million, or $.12 per share, for the three months ended June 30, 1996, compared with $3.0 million, or $.17 per share, for the comparable 1995 period.

Income from Discontinued Operations. For the three months ended June 30, 1996, discontinued operations had a net loss of $1.2 million. This loss has been deferred as the Company anticipates realizing a gain on the sale of Roltra-Morse. For the three months ended June 30, 1995 the Company had income from discontinued operations of $.4 million (net of income tax expense of $.2 million), or $.03 per share. Results from operations for the discontinued operations include allocations for interest of $1.9 million and $2.8 million for the three months ended June 30, 1996 and 1995, respectively.

Extraordinary  Item.   As a result  of  the  April  29,  1996
refinancing of the Company's domestic debt, the second quarter of 1996 includes an extraordinary charge of $8.5 million, or $.49 per share, representing charges related to the early extinguishment of the Old Credit Agreement and
amounts   outstanding   under  its  12.25%   and  12%  senior
subordinated debentures, as well as the write-off of previously deferred loan costs. See "Liquidity and Capital Resources" below.

Net Income (Loss). The net loss in the second quarter of 1996 was $6.4 million, or $.37 per share, compared with net income of $3.4 million,or $.20 per share,in the 1995 second quarter. Net income (loss) per share by component for each period is summarized below:

                                 Three Months Ended
                                      June 30,
Earnings  (loss)   per
 share:                          1996         1995

Continuing Operations
 Before Extraordinary Item     $  .12       $  .17
Discontinued Operations           ---          .03
Extraordinary Item               (.49)         ---
Net income (loss)              $ (.37)      $  .20


Segment Operating Results

Operating results by business segment for the three months ended June 30, 1996 and 1995 are summarized below.

Power Transmission segment net sales and operating income were $21.2 million and $1.7 million, respectively, in the second quarter of 1996, compared with $24.2 million and $2.8 million in the comparable 1995 period. The 12 % decrease in net sales was due to a sharp downturn in the U.S. gear market in 1996, resulting in major customers adjusting their
inventory  levels, after a relatively strong 1995.   The  39%
decrease in segment operating income resulted from the sales decrease and the higher unabsorbed costs experienced at the decreased volume.

Pumps segment net sales increased 10.5% to $27.4 million and segment operating income increased 30% in the second quarter
of 1996, as compared with the  second  quarter of  1995.   In
the  second  quarter  of  1996,   the   segment   experienced
continued growth in its U.S. industrial markets and strong export demand, driven by products in crude oil transfer, power generation and general industrial markets, as well as increased demand in the U.S. marine market. Second quarter 1996 sales and operations were favorably affected by the
recent   acquisition   of   the   segment's   former   French
distributor, Imo Pompes S.A., which has expanded the product portfolio and sales coverage throughout France. The segment's operating income also benefited from the North American consolidation of its Imo Pump and Warren Pumps operations into a single business unit.

The Instrumentation segment's net sales decreased 7.4% to $19.4 million during the three months ended June 30, 1996, as compared with the same period in 1995, due primarily to lower sales volume in Europe, which more than offset a 10% increase in the U.S. Second quarter 1996 operating income of $2.5 million decreased $.2 million, or 8.3%, compared with 1995. Although the segment's operating income continues to benefit from the operational improvements made at a factory located in England, which has absorbed all product lines previously manufactured at a German plant that was closed in 1995, the European market in general is experiencing a slowdown.

Morse Controls segment net sales were $29.6 million in the second quarter of 1996, a 3.4% increase compared with $28.7 million in the three months ended June 30, 1995. Segment operating income decreased $.3 million, or 11.5%, to $2.5 million when comparing the same periods. The increase in net sales resulted from the acquisition of RMH Controls, a Swedish manufacturer of specialized electronic controls, which was completed in late December 1995, and were partially offset by slowed marine sales in the U.S. due to the late arrival of the spring pleasure boating season. Despite the slight volume increase the segment's operating income was adversely affected by delays related to the restructuring of the German operation.

Six Months Ended June 30, 1996 Compared with 1995

Sales. Net sales from continuing operations for the six months ended June 30, 1996 were $197.1 million, a 1.3% increase compared with $194.5 million in the 1995 period. The Pumps segment experienced a 14.7% increase in net sales compared to the prior year, due principally to increased demand in most markets it serves. The Morse Controls segment also experienced increased sales levels as compared with the prior year. These increases were partially offset
by  a decrease in Power  Transmission  net sales   in   the
first half of 1996 compared with an exceptionally strong 1995 first half. See "Segment Operating Results" below.

Gross Profit. The gross profit in the first six months of 1996 increased slightly to 32.1% of sales compared with 31.8% in 1995. See "Segment Operating Results" below.

Selling,   General  and  Administrative  Expenses.   Selling,
general and administrative expenses decreased as a percent of sales, to 20.9% for the six months ended June 30, 1996 compared with 21.3% in the prior year, as the 1996 period benefited from cost savings attributable to the Company-wide cost reduction program adopted in the fourth quarter of 1995,
and    net  adjustments    of $.8 million  to    previously
estimated provisions, only partially   offset   by increased
selling expenses as compared with the prior year. Research and development expenditures were 1.4% and 1.3% of net sales for the six months ended June 30, 1996 and 1995, respectively.

Interest Expense. Average borrowings during the first six months of 1996 were approximately $40.5 million lower than in the comparable 1995 period. As a result, total interest expense (before allocation to discontinued operations) of $17.2 million for the six months ended June 30, 1996 was $2.3 million, or 12%, less than same period in 1995. Interest expense for continuing operations excludes interest expense incurred by the discontinued operations of $1.6 million and $1.2 million for the six months ended June 30, 1996 and 1995, respectively, as well as a general interest allocation to the discontinued operations. General interest allocated to discontinued operations was $2.1 million in the first six months of 1996 and $5.3 million in the 1995 period.

                                  Six Months Ended
                                      June 30,
                                   (in millions)
Interest Expense:                 1996        1995

Total (Before
 Allocations to
 Discontinued
 Operations)                     $ 17.2      $ 19.5
Continuing Operations              13.5        13.0


Provision   for  Income  Taxes.   Income  tax   expense   for
continuing operations was $1.3 million and $1.6 million for the six months ended June 30, 1996 and 1995, respectively. The amounts in both periods are comprised of current tax expense representing foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards on its domestic earnings. The Company has previously established valuation allowances against unrecognized prior year tax benefits in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company is recognizing these benefits only as reassessment demonstrates that it is more likely than not that they will be realized.

Income from Continuing Operations. The Company had income from continuing operations of $4.8 million, or $.28 per share, for the six months ended June 30, 1996, compared with $5.5 million, or $.33 per share, for the comparable 1995 period.

Income from Discontinued Operations. For the six months ended June 30, 1996, discontinued operations had a net loss of $1.9 million. This loss has been deferred as the Company anticipates realizing a gain on the sale of Roltra-Morse. For the six months ended June 30, 1995 the Company had income from discontinued operations of $41.0 million (net of income tax expense of $5.6 million), or $2.40 per share. The income recorded in the first half of 1995 includes the estimated net gain of $39.6 million on the sale of the Company's former Turbomachinery business, which was sold in January of 1995. In the second half of 1995, the Company recorded provisions of $17.9 million related to the resolution of contingencies associated with the Turbomachinery sale and the June 1995 Electro-Optical Systems sale, which reduced the net gain on sale of discontinued operations to $21.6 million by year-end 1995. Results from operations for the discontinued operations include allocations for interest of $3.7 million and $6.5 million for the six months ended June 30, 1996 and 1995, respectively.

Extraordinary Item. The six months ended June 30, 1996 include an extraordinary charge of $8.5 million, or $.49 per share, representing charges related to the early extinguishment of the Old Credit Agreement and amounts outstanding under its 12.25% and 12% senior subordinated debentures, as well as the write-off of previously deferred loan costs as a result of its debt refinancing on April 29, 1996.

The six months ended June 30, 1995 include an extraordinary charge of $4.1 million after-tax, or $.24 per share, representing charges related to the early extinguishment of portions of its debt under the Company's Old Credit Agreement and 12.25% senior subordinated debentures.

Net Income (Loss). The net loss in the first six months of 1996 was $3.7 million, or $.21 per share, compared with net income of $42.4 million, or $2.49 per hare, in the 1995 first half. Net income(loss) per share by component for each year is summarized below:

                               Six  Months Ended
                                    June 30,
Earnings  (loss)   per          1996        1995
share:

Continuing Operations
 Before Extraordinary Item    $  .28      $  .33
Discontinued Operations          ---        2.40
Extraordinary Item              (.49)       (.24)
Net income(loss)              $ (.21)     $ 2.49


Segment Operating Results

Operating results by business segment for the six months ended June 30, 1996 and 1995 are summarized below.

Power Transmission segment net sales and operating income were $44.9 million and $4.5 million, respectively, in the six months of 1996, compared with $50.3 million and $6.4 million in the comparable 1995 period. The 11% decrease in net sales was due to a sharp downturn in the U.S. gear market in 1996,
resulting   in   major  customers  adjusting   their
inventory  levels, after a relatively strong 1995.   The  30%
decrease in segment operating income resulted from the sales decrease and the higher unabsorbed costs experienced at the decreased volume.

Pumps segment net sales increased 14.7% to $53.8 million in the first half of 1996, as compared with $48.9 million for the 1995 period. Segment operating income for the first six months of 1996 was $7.0 million, a 36% increase compared with $5.1 million for the comparable 1995 period. The segment is experiencing continued growth in its U.S. industrial markets and strong export demand, driven by products in crude oil transfer, power generation and general industrial markets, as well as increased demand in the U.S. marine market. 1996 sales and operations were favorably affected for the past three months by the recent acquisition of the segment's former French distributor. The segment's operating income is beginning to experience the benefits from the North American consolidation of its Imo Pump and Warren Pumps operations into a single business unit.

The Instrumentation segment's net sales decreased slightly to $38.7 million in the first six months of 1996, as compared with $39.4 million for the same period in 1995. Segment operating income of $4.7 million for the six months ended June 30, 1996 was up slightly compared with $4.5 million for the 1995 period. The segment's operating income continues to benefit from the operational improvements made at a factory located in England, and the increased demand in the U.S., partially offset by the slowdown experienced in the European market in general.

Morse Controls segment net sales were $59.7 million in the first six months of 1996, a 3.1% increase compared with $57.9 million in the first six months of 1995. Segment operating income remained relatively constant at $5.3 million, compared with $5.4 million for the same periods. The segment has been favorably affected in 1996 by the acquisition of a Swedish manufacturer of specialized electronic controls, which was completed in late December 1995, which was partially offset by slowed marine sales in the U.S. due to the late arrival of the spring pleasure boating season, and delays related to the restructuring of the German operation.


Liquidity and Capital Resources

Short-term and Long-term Debt

On  April 29, 1996, the Company completed the refinancing  of
the  Old  Credit  Agreement,  its  12%   senior  subordinated
debentures and  its  remaining  12.25%  senior   subordinated
debentures. Under terms of the refinancing,the Company issued
$155 million  of  Notes  at  11.75% due in 2006,   priced  at
a discount to yield 12%. The Company also entered into the New Credit Agreement, which provides for a $70 million
revolving   credit facility  (including  a  letter  of credit
subfacility) through April 30, 2001, a $25 million term loan amortizing to April 2001, a $35 million term loan amortizing to April 2001, and a $45 million term loan amortizing to April 2003. Proceeds of the Notes and the New Credit Agreement
were used to redeem the remaining $70  million  of
the Company's 12.25%  senior subordinated debentures due 1997
and  all   $150  million  of  its  12%  senior   subordinated
debentures due 2001, together with accrued interest and a prepayment premium for the latter issue, and to refinance all obligations under the Old Credit Agreement. The cost of issuance of the Notes and the implementation of the New Credit Agreement will be amortized over their respective terms.

As a result of the refinancing, an extraordinary charge of approximately $8.5 million was be recorded in the second quarter ended June 30, 1996. This charge represents the costs incurred in connection with the early extinguishment of the debt as well as the write-off of previously deferred loan costs.

The Company's domestic liquidity requirements are served by the $70 million revolving credit facility (including a letter of credit subfacility) under the New Credit Agreement, while its needs outside the United States continue to be covered by short and intermediate term credit facilities from foreign banks. As of June 30, 1996, there were $1.9 million of revolving credit borrowings and $6.4 million of standby letters of credit outstanding under the New Credit Agreement. The Company also has, in the aggregate, foreign short-term credit facilities of approximately $35 million. As of June 30, 1996, $18.5 million was outstanding under those foreign facilities, of which $10.2 million related to indebtedness of discontinued operations.

At June 30, 1996, the Company also had outstanding under the New Credit Agreement $25 million in a term loan amortizing to April 2001, $33.1 million in a second term loan amortizing to April 2001, and $45 million in a third term loan amortizing to April 2003. In addition, the Company had outstanding $155 million the Notes.

Management continues to actively pursue opportunities to further reduce its high interest debt. The Company plans to use the proceeds from the sales of its Roltra-Morse and Varo Electronic Systems businesses to reduce debt.

Cash Flow

The Company's operating activities used cash of $9.2 million in the first half of 1996, compared with cash used of $20.3 million in the comparable 1995 period. The use of cash in operating activities in 1996 was due entirely to the use of
$10.4 million by discontinued operations. The 1995 use of cash was due principally to cash requirements related to previously divested companies and discontinued operations. Net cash used in investing activities was $5.7 million in the first six months of 1996, compared with cash provided of $163.1 million in the six months ended June 30, 1995. The decrease in the current year investing activities is due principally to the 1995 net proceeds generated from the sale of businesses and assets in the first quarter of 1995 of $121.9 million. Cash and cash equivalents decreased to $2.8 million at June 30, 1996 from $3.8 million at December 31, 1995.

Working capital at June 30, 1996 was $89.0 million, an increase of $8.0 million from the end of 1995, due principally to the increase in receivable levels since year end. The ratio of current assets to current liabilities was
2.0 at June 30, 1996 and at December 31, 1995. The Company's total debt as a percent of its total capitalization increased to 99.3% at June 30, 1996, compared with 97.4% at December 31, 1995, due to the extraordinary item recorded in the second quarter of 1996 as a result of the refinancing.

Management of the Company believes that cash flow from operations, cash available from unused credit facilities and cash generated by additional asset sales will be sufficient to meet its foreseeable liquidity needs.


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

In June 1992, the Company filed an action, subsequently transferred to the U.S. District Court, Southern District of New York, against Granite State in an attempt to collect amounts for defense costs paid to counsel retained by the Company in defense of a lawsuit brought against the
Company  by  LILCO.  For   additional information  with
respect to the LILCO litigation, reference is made to the Company's Form 10-K for the year ended December 31, 1995 and to Note G in Part I of this report. On May 3, 1996, the Company and Granite State reached an agreement in principle which will result in the dismissal of all claims and counterclaims and the elimination of all issues concerning the $20 million payment previously made on behalf of the Company under the terms of the Granite State policy. This agreement preserves the Company's ability to seek reimbursement of $8.5 million of defense costs previously paid by the Company in connection with the LILCO litigation from persons other than Granite State.

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 19,000 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers who are defending under their stated reservation of rights. On May 10, 1996, the Company learned that the U.S. District Court for the Eastern District of Pennsylvania entered an Order which "administratively dismissed" without prejudice approximately 18,000 maritime asbestos injury cases, including approximately 13,000 cases involving claims against the Company and a number of other defendants. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

The activities of certain employees of the Ni-Tec Division of the Company's Varo Inc. subsidiary ("Ni-Tec"), headquartered in Garland, Texas, were the focus of an investigation by the Office of the Inspector General of the U.S. Department of Defense and the Department of Justice (Criminal Division).
For   additional  information  with  respect  to  the  Ni-Tec
investigation, reference is made to the Company's Form 10-K for the year ended December 31, 1995 and to Note G in Part
I of this report. On  July 15, 1996, the Company reached an
agreement with  the U.S.   government  to  settle  all  claims
related to this investigation and a related qui tam civil action brought in the U.S. District Court for the Northern District of Texas by a former Varo employee who consented to the settlement. The U.S. government had recently notified the Company that it intended to intervene in this civil action which had been under seal. The settlement involves the payment by Varo of approximately $2.0 million in consideration of, among other things, dismissal of all civil and administrative claims under the False Claims Act, 31 USC 3929 et seq., the Contract Disputes Act, 41 USC 601 et seq., and all claims of common law fraud and breach of
contract.  As  a  result  of  the settlement,   Varo  will
receive approximately $400,000 in contract payments which were being held by a prime contractor pending resolution of Varo's dispute with the government.


Item 2.   Changes in Securities

On April 29, 1996, the  Company  issued  the Notes
under an indenture dated  as of April  15,  1996  between
the Company and IBJ Schroder Bank & Trust Company, as trustee (the "Indenture"). The Indenture contains covenants that, among other things, restrict the ability of the Company to dispose of assets, merge, incur debt, pay
dividends,   repurchase   or   redeem   capital   stock    or
indebtedness, create liens, make capital expenditures and make certain investments or acquisitions, and otherwise
restrict  corporate  activities.   Reference is made to a copy
of the Indenture for a complete description of restrictions upon the Company which is filed as part of this Report.
See also Note F in Part I of this Report for information related to additional restrictions on the Company under the New Credit Agreement.


Item 4.   Submission of Matters to a Vote of Security Holders.

The  Annual Meeting of the Company's Stockholders was held on May
21, 1996.

The following Directors were elected:

         Name                     Votes For         Votes Withheld
   Richard J .Grosh              15,250,387             202,428
   Arthur E. Van Leuven          15,243,985             208,830

There  were  no  broker  non-votes  regarding  the  election   of
Directors.

The following Directors terms of office continued after the meeting:

                             Name
                     Dr. James B. Edwards
                     Donald K. Farrar
                     Carter P. Thacher
                     Donald C. Trauscht

Ernst  &  Young  LLP was elected as independent auditors  of  the
Company  with 15,336,463 votes in favor of such election,  73,258 votes against and 43,094 abstentions. There were no broker non-votes regarding the election of such auditors.


Item 6.         Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             The following exhibits are being filed as part of this Report:

     Exhibit No.        Description

      4.1 Indenture, dated as of April 15, 1996, between the Company and IBJ Schroder Bank & Trust Company, as trustee (Incorporated by reference to the Company's Form S-4 (Registration No. 333-3477) filed with the Commission on May 10, 1996)

      4.3 Registration Rights Agreement, dated as of April 23, 1996, between the Company and the Initial Purchasers (Incorporated by reference to the Company's Form S-4 (Registration No. 333-3477) filed with the Commission on May 10, 1996)

     10.23 Credit Agreement dated as of April 29, 1996 among the Company, as Borrower, Varo Inc., as Guarantor, Warren Pumps, Inc., as Guarantor, the institutions from time to time party thereto as Lenders and Issuing Banks, and Citicorp USA, Inc., as Agent (Incorporated by reference to the Company's Form S-4 (Registration No. 333-3477) filed with the Commission on May 10, 1996)

       27               Financial Data Schedule as of June 30, 1996

         (b) Reports on Form 8-K:

     On April 22, 1996, the Company filed a report on Form 8-
     K, reporting under Item 5, disclosing the announcement of the Registrant's reported results of operations for the first quarter ended March 31, 1996.



                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Imo Industries Inc.
                                            (Registrant)



Date August 14, 1996                     Donald K. Farrar
                                         Chairman, Chief Executive Officer,
                                         President and Director
                                         (principal executive officer)



Date August 14, 1996                     William M. Brown
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Corporate Controller
                                         (principal financial and accounting
                                          officer)