Form 10-K/A
period 1995-12-31
IMO INDUSTRIES INC
filed 1996-08-15
CIK 804151

FORM 10-K/A
                    AMENDMENT NO. 1

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

Shares of Registrant's common stock, $1.00 par value, outstanding as of
March 15, 1996 ............................................17,085,109

DOCUMENTS INCORPORATED BY REFERENCE

 Identification of Documents               Part into which Incorporated

  Portions of the Company's Proxy          Items 10, 11, 12 of Part III
Statement for its Annual Meeting of
Stockholders to be held May 21, 1996


SECTIONS AMENDED BY THIS FORM 10-K/A

Part II, Item 7        Management's Discussion and Analysis of Financial
                         Condition and Results of Operations
Part II, Item 8        Financial Statements and Supplementary Data - Notes
                         1, 2, 10, 14, and 15 to the Consolidated Financial Statements, and Report of Independent Auditors




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


In 1993, the Company recorded a charge to continuing operations of $5.2 million for a cost reduction program which benefited 1994 and 1995 operating results. Following Mr. Farrar joining as Chief Executive Officer, the Company implemented cost-cutting measures at its core operations to reduce its expense structure and to eliminate duplicative functions. In addition, in connection with this 1993 cost reduction program, the Company consolidated certain operations in its European Instrumentation and Morse Controls businesses and revised operating processes and reduced employment levels at its Pumps segment and other operations. The number of Company employees in core operations declined by 205, or 7%, between mid-1993 and mid-1994. These organizational restructuring measures have been providing net cash benefits, compared to 1993 levels, which approximated $4.5 million and $1.5 million for continuing operations, in 1995 and 1994, respectively, and are expected to approximate $5.5 million annually thereafter, based largely on reduced employment costs.


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


Interest Expense:               1995        1994
                                  (in millions)
Total (Before Allocations
  to Discontinued Operations)   $36.4       $51.7
Continuing Operations            25.9        29.2


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


Interest Expense:               1994        1993
                                  (in millions)
Total (Before Allocations
  to Discontinued Operations)   $51.7       $57.2
Continuing Operations            29.2        33.3


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


Other Operating Results


Unusual  Items.   During  the fourth  quarter  of  1995,  the
Company recognized unusual charges of $9.0 million in income from continuing operations. These charges include $4.0 million in severance benefits and other expenses related to a Company
- -wide program to  reduce  general and   administrative  costs
($.9 million included in the Instrumentation segment, $1.5 million included in the Morse Controls segment and $1.6 million included in Corporate Expense), and $5.0 million related to the write-down of non-operating real estate to net realizable value (included in Corporate Expense). Of the $9.0 million of unusual charges, the required cash outlay in 1995 was $.4 million and the expected cash requirements during 1996 are $3.2 million. The remainder represents non-cash charges. There were no unusual items in 1994.



During the twelve months ended December 31, 1993, the Company recognized unusual charges of $14.3 million in loss from continuing operations. During the fourth quarter of 1993, the Company recognized charges of $20.3 million that include provisions of $5.2 million related to the restructuring and consolidation of certain of the Company's operating units ($.2 million, $.5 million, $.9 million, $2.4 million and $1.2 million, included in the Power Transmission, Pumps,
Instrumentation  and  Morse   Controls segments and Corporate
Expense,  respectively),  $10.1  million  expected  net  loss
overall related to the   Company's  asset divestiture program
(included in a non-core segment entitled "Other") and $5.0 million in debt related financing fees (included in Corporate Expense). These charges are net of unusual income of $6.0 million recorded in the third quarter of 1993 as a result of a change in estimate related to legal costs associated with pending litigation (included in the Other segment). Of the $20.3 million of unusual charges, required cash outlays were
approximately $1.3 million, $7.1 million,  and   $.2  million
in 1995, 1994   and  1993, respectively, with  the  remainder
representing non-cash charges.



Extraordinary Items. The twelve months ended December 31, 1995 include an extraordinary charge of $4.4 million after-tax representing charges related to the early extinguishment of portions of its debt under the Existing Credit Agreement and the 12.25% Debentures.


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



In 1995, the Company reduced the valuation allowance applied against the net operating loss carryforward by $17 million to a level where management beleives it is more likely than not that the tax benefit will be realized. The total amount of future taxable income in the U.S. necessary to realize the asset is approximately $48 million. The Company would generate this income principally from the sale of its Roltra-Morse operations in 1996 and based upon future income projections from its continuing operations. Although the Company has a history of prior losses, these losses were primarily attributable to divested businesses and unusual items. The remaining valuation allowance is necessary due to the uncertainty of future income estimates.


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


Segment Operating Results

Operating results by business segment for the years 1995, 1994 and 1993 are summarized below:


Power Transmission:          1995       1994        1993
                                    (in millions)
Net Sales                    $ 95.1     $ 93.3      $ 85.9
Segment Operating Income(1)  $ 11.3      $ 8.9       $ 2.3

(1) The Power Transmission segment's operating income includes an unusual charge of $.2 million in 1993.


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


Pumps:                        1995       1994       1993
                                     (in millions)
Net Sales                     $94.4      $90.4      $91.6
Segment Operating Income(1)   $ 9.9      $10.4      $10.4

(1) The Pumps segment's operating income includes an unusual charge of $.5 million in 1993.


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


Instrumentation:              1995       1994       1993
                                     (in millions)
Net Sales                     $76.1      $72.2      $72.4
Segment Operating Income(1)   $ 6.7       $9.8      $ 8.0

(1) The Instrumentation segment's operating income includes unusual charges of $.9 million in both 1993 and 1995.


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


Morse Controls:               1995       1994       1993
                                    (in millions)
Net Sales                     $107.7     $100.1     $ 90.9
Segment Operating Income(1)    $ 5.3      $ 5.7      $  .5

(1) The Morse Controls segment's operating income includes unusual charges of $2.4 million and $1.5 million in 1993 and 1995, respectively.


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

            Report of Independent Auditors..........................F-29
            Quarterly Financial Information.........................F-30


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

(b)  Reports on Form 8-K

     Not Applicable.


                          EXHIBIT INDEX


Exhibit No.   Note No.                   Description


 3(i)         (10)  The Company's Restated Certificate of Incorporation,
                    as amended March 10, 1989 and November 10, 1992

 3(ii)        (14)  The Company's Bylaws

 4.1 (A)       (6)  Indenture agreement dated August 15, 1987 between the
                    Company and IBJ Schroder Bank & Trust Company, Trustee

     (B)      (12)  First Supplemental Indenture dated as of February 14,
                    1994 between the Company and IBJ Schroder Bank & Trust Company, Trustee

 4.2           (6)  Indenture agreement dated November 1, 1989 between the
                    Company and IBJ Schroder Bank & Trust Company, Trustee

 4.3 (A)       (3)  Rights Agreement dated as of April 22, 1987 between the
                    Company and Philadelphia National Bank, as Rights Agent

     (B)      (10)  Amendment dated December 16, 1991 between the Company and First Chicago Trust Company of New York

                    Management Contracts, Compensatory Plans and Arrangements:

 10.1         (16)  Amended and restated Equity Incentive Plan for Key
                    Employees

 10.2         (18)  Amended and restated 1988 Equity Incentive Plan for
                    Outside Directors

 10.3         (17)  1995 Equity Incentive Plan for Outside Directors


 10.4         (19)  The Company's Supplemental Retirement Income Plan


 10.5         (10)  Change in Control Agreement dated January 9, 1987 between the Company and John J. Carr

 10.6         (10)  Change in Control Agreement dated December 23, 1988
                    between the Company and Brian Lewis

 10.7         (10)  Change in Control Agreement dated August 5, 1992 between the Company and William M. Brown

 10.8         (10)  Change in Control Agreement dated August 13, 1992 between the Company and Thomas J. Bird

 10.9 (A)     (12)  Employment Agreement dated September 13, 1993 between the
                    Company and Donald K. Farrar

      (B)     (14)  Amendment dated November 17, 1994 to the Employment
                    Agreement between the Company and Donald K. Farrar

 10.10        (12)  Change in Control Agreement dated September 13, 1993 between the Company and Donald K. Farrar


 10.11        (19)  Change in Control Agreement dated October 2, 1995 between
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


      (C)     (19)  Fourth Amendment dated as of May 3, 1995, Fifth
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


 21           (19)  Subsidiaries of the Company



 23                 Consent of Ernst & Young LLP dated August 15, 1996



 27           (19)  Financial Data Schedule as of December 31, 1995


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

(19) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1996.



                                SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Imo Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             IMO INDUSTRIES INC.



Date: August 13, 1996                        By: /s/ WILLIAM M. BROWN
                                                     William M. Brown
                                                     Executive Vice President,
                                                     Chief Financial Officer
                                                     and Corporate Controller




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

See accompanying notes to consolidated financial statements.
* Reclassified to conform to current year presentation.
                                  F-4


Imo Industries Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1  Significant Accounting Policies


Consolidation:   The  consolidated financial  statements
include  the  accounts of the Company and its  majority-
owned     subsidiaries.     Significant     intercompany
transactions have been eliminated in consolidation.  The
Company   uses   the  equity  method  to   account   for
investments in corporations in which it does not  own  a
majority voting interest but has the ability to exercise
significant  influence   over   operating  and financial
policies.


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


Inventories:   Inventories are carried at the  lower  of
cost or market, cost being determined principally on the
basis of standards which approximate actual costs on the
first-in, first-out method, and market being  determined
by net realizable value.   Appropriate  consideration is
being given to  deterioration,   obsolescence  and other
factors in evaluating net realizable value.


Revenue Recognition: Revenues are recorded generally when the Company's products are shipped.


Depreciation   and   Amortization:    Depreciation   and
amortization   of  plant  and  equipment  are   computed
principally  by  the  straight-line  method based on the
estimated   useful   lives   of  the  assets as follows:
buildings, 10 to 35 years and machinery and equipment, 3 to 15 years.


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


Impact of Recently Issued Accounting Standards: In March
1995, the FASB issued Statement No. 121, "Accounting for
the  Impairment of Long-Lived  Assets and for Long-Lived
Assets  to  Be  Disposed  Of", which requires impairment
losses to  be  recorded  on long-lived  assets  used  in
operations  when  indicators  of impairment  are present
and  the  undiscounted  cash   flows  estimated  to   be
generated  by  those assets are less  than the   assets'
carrying  amount.   Statement   121   also addresses the
accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.


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


In October  1995,   the FASB  issued  Statement No. 123,
"Accounting   for   Stock-Based   Compensation",   which
encourages  companies  to  recognize  expense for stock-
based awards based on their estimated  fair value on the
date of grant. The   Company   accounts  for  its  stock
compensation arrangements under the provisions of APB 25,
"Accounting for  Stock Issued to Employees", and intends
to continue to do so. For the fiscal year ended December
31, 1996,  the  Company will be required to provide pro-
forma  disclosures   of what net income and earnings per
share would have been for 1996 and 1995 had the new fair
value method been used and to provide additional general
disclosures   regarding   employee   stock   options, as
required by Statement No. 123.


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


The income (loss)  from operations of the  Discontinued
Operations  for 1995, 1994 and 1993 includes  allocated
interest   expense  of  $7.5  million, $19.4   million,
and  $19.6  million,   respectively. Allocated interest
expense includes interest  on  debt of the discontinued
operations to be assumed by the buyer, and an allocation
of interest expense to the Discontinued Operations based
on the ratio of net assets to be sold to the sum of the
Company's consolidated net assets,  if positive,   plus
consolidated debt.


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


Note 10  Operations by Industry Segment and Geographic
Area


The  Company  classifies its continuing operations  into
four  core business segments: Power Transmission, Pumps,
Instrumentation and Morse Controls. Detailed information
regarding  products  by  segment  is  contained  in  the
section entitled "Business" included in Part I,  Item  1
of  this  Form  10-K  Report. A fifth  business  segment
entitled Other is included in continuing operations  for
financial  reporting  purposes, and includes  operations
previously   sold   as   part   of   the Company's asset
divestiture program,   such  as  units of  the Company's
aerospace  business  and  certain  other   non-strategic
businesses,   which no longer fit into its core business
segments  as  redefined in 1993 and 1995.  The 1994  and
1993 amounts have been  restated to reflect Roltra-Morse
as  a  discontinued   operation   and  the  redefinition
of the Company's business  segments.  Information  about
the  business  of  the  Company   by  business  segment,
foreign operations and geographic area is presented below:



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


Note 14  Contingencies

Legal Proceedings


LILCO Litigation.  In August 1985, the Company was named
as defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, by Long Island Lighting Company ("LILCO") following the severing of a crankshaft in a diesel generator sold to LILCO by the Company. LILCO's complaint contained 11 counts, including counts for breach of warranty, negligence and fraud, and sought $250 million in damages. In various decisions from 1986 through 1990, 10 of the original 11 counts and various additional amended counts were dismissed with only the original breach of warranty count remaining. Thereafter, the trial court entered a judgment against the Company in the amount of $18.3 million. In September 1993, the Second Circuit Court of Appeals affirmed the judgment, and in October 1993, the judgment was satisfied by payment to LILCO of approximately $19.3 million (which amount included approximately $1.0 million of post-judgment interest) by International Insurance Company
("International")   and  Granite   State   Insurance  Co.
("Granite State"), two of the Company's insurers.



In January 1993, the Company was served with a complaint
in  a  case brought in the U.S. District Court  for  the
Northern   District  of  California  by   International,
alleging that, because, among other things, its policies
did not cover the matters in question in the LILCO case,
it  was entitled to recover $10 million in defense costs
previously paid in connection with such case   and  $1.2
million of the judgment which was paid on behalf of  the
Company.  In June 1995, the Court entered a judgment  in
favor  of International awarding it $11.2 million,  plus
interest from March 1995 (the "International Judgment").
The  International Judgment, however, was not  supported
by  an order, and in July of 1995, the court vacated the
International   Judgment  as  being  premature   because
certain outstanding issues of recoverability of the  $10
million   in   defense  costs  had  not   been   finally
determined.   The Company is awaiting a final  decision.
If the International Judgment is reinstated, the Company intends to appeal. If the ultimate outcome of this matter is unfavorable, the Company will record a charge for the judgment amount plus accrued interest.



In  June 1992, the Company filed an action, subsequently
transferred   to  the  U.S.  District  Court,   Southern
District of New York, that is currently pending  against
Granite  State in  an  attempt  to collect  amounts  for
defense costs paid to counsel retained by the Company in
defense of the LILCO litigation. After having reimbursed
the  Company  for $1.7 million in defense costs, Granite
State refused to reimburse the Company for $8.5  million
in   additional  defense  costs  paid  by  the  Company,
alleging, among other things, that defense  costs  above
reasonable levels were expended in defending  the  LILCO
litigation.  The insurer subsequently paid $18.1 million
of the judgment rendered against  the  Company,  thereby
exhausting its $20 million policy.   The  Company claims
that the insurer's  refusal to pay  defense costs was in
bad  faith  and  the  Company  s entitled to its cost of
money and other damages.   In   a  counterclaim, Granite
State is seeking reimbursement  of all  or part  of  the
$1.7 million  in  defense  costs  peviously  paid by it,
and has indicated that it  may seek  additional  damages
beyond  the  reimbursement  of defense  costs, including
recoupment  of  approximately $4.0 million of the amount
awarded by the jury in the LILCO litigation  (which $4.0
million represents amounts  previously paid  by LILCO to
the  Company  for generator  repairs  and  which Granite
State had repaid on behalf of the Company). In May 1996,
the Company and  Granite  State  reached an agreement in
principle  which  will  result  in  the dismissal of all
claims  and  counterclaims  and  the  elimination of all
issues  concerning  the  $20  million payment previously
made  on  behalf  of the  Company under the terms of the
Granite  State  policy.   This  agreement  preserves the
Company's ability to seek reimbursement of the $8.5 million of defense costs from persons other than Granite
State.



Additional  Litigation.   The Company  and  one  of  its
subsidiaries are two of a large number of defendants  in
a  number  of  lawsuits brought in various jurisdictions
by approximately  19,000 claimants   who  allege  injury
caused  by  exposure  to asbestos.  Although neither the
Company nor any  of  its subsidiaries  has  ever  been a
producer or direct supplier of asbestos, it  is  alleged
that the  industrial  and  marine   products sold by the
Company and  the  subsidiary named  in  such  complaints
contained  components  which contained asbestos.   Suits
against  the  Company   and  its  subsidiary  have  been
tendered to their insurers who are defending under their
stated reservation  of  rights.  On  May  10,  1996, the
Company learned  that  the  U.S.  District Court for the
Eastern District of Pennsylvania entered an order  which
"administratively   dismissed"   without      predjudice
approximately  18,000  maritime  asbestos  injury cases,
including  approximately  13,000  cases involving claims
against  the  Company  and a number of other defendents.
Cases that have been "administratively dismissed" may be
reinstated  only  upon  a  showing to the Court that (i)
there  is  satisfactory  evidence of an asbestos-related
injury;  and  (ii)  there is probative evidence that the
plaintiff was  exposed to products or equipment supplied
by  each individual  defendent  in  the  case.    Should
settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.



The  activities  of  certain  employees  of  the  Ni-Tec
Division of the Company's Varo Inc. subsidiary ("Ni-Tec"),
headquartered  in  Garland,  Texas,  were  the  focus of
an  investigation  by  the  Office  of  the  Inspector
General  of  the  U.S. Department  of  Defense  and  the
Department  of  Justice  (Criminal  Division).    Ni-Tec
received subpoenas for certain records as a part of  the
investigation in 1992, 1993 and 1994, each of which  was
responded to.  The investigation was apparently directed
at alleged  failures  in  quality  control,  testing and
documentation  activities  which  began  at Ni-Tec while
it  was  a  division  of  Optic-Electronic Corp.  Optic-
Electronic  Corp.  was  acquired  by  the   Company   in
November 1990 and  subsequently  merged with  Varo  Inc.
in  1991.   On July 15, 1996,   the  Company  reached an
agreement with the U.S.  government to settle all claims
related to this investigation and a related qui tam civil
action   brought  in  the  U.S.  District Court  for the
Northern District of Texas by a former Varo employee who
has consented to the settlement.   The  U.S.  government
recently  notified  the  Company  that   it  intended to
intervene in this civil action, which had been under seal.
The   settlement  involves   the   payment  by  Varo  of
approximately $2.0  million  in consideration for, among
other things, dismissal of all  civil and administrative
claims under the False Claims  Act, 31 USC 3929 et seq.,
the Contract Disputes Act, 41 USC 601 et seq., and claims
of common  law  fraud  and  breach  of  contract.   This
settlement amount was previously reserved in full by the
Company.   As  a  result of the   settlement,  Varo will
receive approximately $400,000 in contract payments which were being held by a prime contractor pending resolution of Varo's dispute with the government.


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


The  Company  is also involved in various other  pending
legal proceedings arising out of the ordinary course  of
the  Company's business. None of these legal proceedings
is    expected   to   have  a  material  adverse  effect
on the financial  condition  of the  Company.    A range
of possible outcomes for all of these legal proceedings currently cannot be reasonably determined.


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



Note 15 Subsequent Events



Refinancing.  On April 29, 1996,  the  Company completed
the refinancing  of  its  senior domestic debt (the "Old
Credit Agreement"),    its   12%   senior   subordinated
debentures and its remaining 12.25% senior subordinated debentures.



Under  terms  of the refinancing, the Company has issued
$155 million  of  11.75% senior subordinated notes ( the
"New Notes") due  in 2006, priced at a discount to yield
12%. The Company also   has entered into a new agreement
for $175 million in  senior  secured  credit  facilities
(the "New Credit Agreement")   with  a group of lenders.
Initial  borrowings   under  the  New  Credit  Agreement
were approximately  $112 million.   The cost of issuance
of the New  Notes  and  the  implementation  of  the New
Credit Agreement will be amortized over their respective terms.



Proceeds  of  the  New  Notes  and  a portion of the New
Credit  Agreement  were  used  to  redeem  the remaining
$70 million of the Company's 12.25% senior  subordinated
debentures  due  1997  and  all  $150 million of its 12%
senior subordinated  debentures  due 2001, together with
accrued  interest  and  a  prepayment  premium  for  the
latter issue.   Proceeds  were  also  used  to refinance
all obligations under the Old Credit Agreement.



As  a result of the refinancing, an extraordinary charge
of  approximately  $8.5  million  was  recorded  in  the
second quarter  of  1996.   This  charge  represents the
costs   incurred    in   connection   with   the   early
extinguishment of the debt as well as the write-off of previously deferred loan costs.



Discontinued  Operations.    The  Company  is  currently
negotiating the final wording of  the  contract  for the
sale of Varo Electronic Systems division, a division  of
its former  Electro-Optical  Systems  business,   with a
small defense contractor.    The  Company  beleives that
there do not appear to be any  major  outstanding issues
unresolved at this point. Both parties  are in agreement
as to the contract price based on a  range  of net asset
value on the date of closing (which includes the buyer's
assumption of certain recorded liabilities).   The steps
left to complete prior to the execution  of  a definitve
contract are:   1)  finalization of the contract, and 2)
completion of all financial schedules and exhibits to the contract.



The Company estimates that an agreement and signing of a
definitive contract could  be reached within two to four
weeks.  Closing  of the  sale would be contingent on the
buyer's ability to obtain  financing and to finalize due
diligence efforts.    The  Company  estimates that if an
agreement is reached within this time frame that the sale could close before the end of the fourth quarter of 1996.



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



                                      ERNST & YOUNG LLP
Princeton, New Jersey
February 15, 1996,

except for Note 15,
as to which the date is
August 1, 1996



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