Form 10-Q
period 1996-09-30
IMO INDUSTRIES INC
filed 1996-11-14
CIK 804151

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Indicate  the  number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of   the   latest
practicable date: Common Stock, $1.00 Par Value-- 17,124,109 shares as of October 31, 1996.




                            INDEX


                                                              Page
                                                             Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

      Consolidated Statements of Income--Three and nine
        months ended September 30, 1996 and 1995                 2

      Consolidated Balance Sheets--September 30, 1996 and
        December 31, 1995                                        3

      Consolidated Statements of Cash Flows--Nine
        months ended September 30, 1996 and 1995                 4

      Notes to Consolidated Financial Statements--
        September 30, 1996                                     5 - 11

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.              12 - 22

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                      23
Item 6.  Exhibits and Reports on Form 8-K.                       23

SIGNATURES                                                       24


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                      Imo Industries Inc. and Subsidiaries
                       Consolidated Statements of Income
                (Dollars in thousands except per share amounts)
                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                 1996        1995        1996       1995
                                    (Unaudited)             (Unaudited)

Net Sales                      $ 113,095  $ 109,428    $ 354,498  $ 361,031
Cost of products sold             82,202     78,419      253,465    258,052

Gross Profit                      30,893     31,009      101,033    102,979

Selling, general and
 adminstrative expenses           22,919     19,085       69,713     64,995
Research and development
 expenses                          1,392      1,721        4,177      5,566

Income From Operations             6,582     10,203       27,143     32,418

Interest expense                   8,179      7,842       24,493     23,290
Interest income                     (295)      (402)        (999)    (1,694)
Other expense (income), net           82       (165)         344       (855)
Equity in (income) loss of
 unconsolidated companies            107        (25)          57       (277)

Income (Loss) From Continuing
 Operations Before Income Taxes,
 Minority Interest and
 Extraordinary Item               (1,491)     2,953        3,248     11,954

Income tax expense                10,900        695       12,894      2,630
Minority Interest                     26        (69)         (25)        37

Income (Loss) From Continuing
 Operations Before
 Extraordinary Item              (12,417)     2,327       (9,621)     9,287

Discontinued Operations:
 Estimated Gain (Loss) on
 Disposal (net of income
 taxes of $5.2 million in 1995)   (7,349)    (6,750)      (7,349)    32,863
   Total Income (Loss)
    from Discontinued Operations  (7,349)    (6,750)      (7,349)    32,863

Extraordinary Item - Loss on
 Extinguishment of Debt              ---       (304)      (8,455)    (4,444)

Net Income (Loss)              $ (19,766)  $ (4,727)   $ (25,425)  $ 37,706

Earnings per share:
  Continuing operations
   before extraordinary item   $   (0.73)  $   0.14    $  (0.57)   $  0.55
  Discontinued operations      $   (0.43)  $  (0.40)   $  (0.43)   $  1.92
  Extraordinary item           $    ---    $  (0.02)   $  (0.49)   $ (0.26)
  Net income (loss)            $   (1.16)  $  (0.28)   $  (1.49)   $  2.21
Weighted average number of
 shares outstanding            17,105,047  17,067,916  17,093,234  17,038,127


See accompanying notes to consolidated financial statements.

                       Imo Industries Inc. and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in thousands)
                                      September 30,         December 31,
                                          1996                 1995 *
                                      (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents             $    5,022             $    5,539
Trade accounts and notes
 receivable, less
 allowance of $2,000 in 1996
 and $2,197 in 1995                       81,592                 76,962
Inventories-net                           94,167                 97,151
Deferred income taxes                      9,307                 11,371
Net assets of discontinued
 operations-current                        8,255                  6,810
Prepaid expenses and other
 current assets                            7,556                  7,182
Total Current Assets                     205,899                205,015
Property, Plant and Equipment-
 on the basis of cost                    213,575                206,736
Less allowance for depreciation
 and amortization                       (115,072)              (104,938)
Net Property, Plant and Equipment         98,503                101,798
Intangible assets, principally
 goodwill                                 86,255                 81,309
Investments in and advances to
 unconsolidated companies                  9,911                  5,481
Deferred income taxes -
 noncurrent                                  ---                  4,609
Net assets of discontinued
 operations - noncurrent                  11,539                  6,066
Other assets                              30,427                 30,644
Total Assets                          $  442,534             $  434,922

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current Liabilities
Notes payable                         $   22,941             $   18,868
Trade accounts payable                    42,478                 49,408
Accrued expenses and other
 liabilities                              42,497                 43,222
Accrued costs related to
 discontinued operations                   9,099                  3,055
Income taxes payable                       5,236                  7,109
Current portion of long-term debt        110,434                  2,376
Total Current Liabilities                232,685                124,038
Long-Term Debt                           168,207                249,761
Deferred Income Taxes                      3,320                    ---
Accrued Postretirement Benefits -
 Long-Term                                19,014                 24,372
Accrued Pension Expense and Other
 Liabilities                              38,516                 30,203
Total Liabilities                        461,742                428,374
Minority Interest                          1,235                  1,206
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock: $1.00 par value;
 authorized and unissued 5,000,000
 shares                                      ---                    ---
Common stock: $1.00 par value;
 authorized 25,000,000 shares;
 issued 18,795,647 and 18,756,397
 in 1996 and 1995, respectively           18,796                 18,756
Additional paid-in capital                80,460                 80,275
Retained earnings (deficit)             (102,017)               (76,592)
Cumulative foreign currency
 translation adjustments                   2,139                  2,724
Minimum pension liability
 adjustment                               (1,801)                (1,801)
Treasury stock at cost -
 1,672,788 shares in 1996
 and 1995                                (18,020)               (18,020)
Total Shareholders' Equity
 (Deficit)                               (20,443)                 5,342
Total Liabilities and
 Shareholders' Equity (Deficit)       $  442,534             $  434,922


See accompanying notes to consolidated financial statements.

* Reclassified to conform to 1996 presentation.

                       Imo Industries Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                  Nine Months
                                              Ended September 30,

                                            1996               1995
                                                  (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                           $ (25,425)         $ 37,706
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) continuing operations:
      Discontinued operations                   7,349           (32,863)
      Depreciation                             11,544            11,670
      Amortization                              3,150             2,738
      Provision for deferred income
       taxes                                   10,000               ---
      Extraordinary item                        8,455             4,444
      Other                                       271              (395)
      Other changes in operating
       assets and liabilities:
        (Increase) decrease in
         accounts and notes receivable         (3,925)            4,925
        Decrease (increase) in
         inventories                            4,034            (7,972)
        Decrease in accounts payable
         and accrued expenses                  (9,244)           (7,815)
        Other operating assets and
         liabilities                           (4,985)          (14,003)
Net cash provided by (used by)
 continuing operations                          1,224            (1,565)
Net cash used by discontinued
 operations                                    (5,645)          (13,709)

Net Cash Used in Operating Activities          (4,421)          (15,274)

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment                                    (11,121)          (15,126)
Proceeds from sale of businesses and
 sales of property, plant and equipment         7,414           173,416
Acquisitions, net of cash acquired             (7,972)              ---
Net cash used by discontinued
 operations                                       (53)           (3,955)
Other                                             ---              (122)
Net Cash (Used in) Provided by
 Investing Activities                         (11,732)          154,213

FINANCING ACTIVITIES
Increase (decrease) in notes payable            4,073            (2,485)
Proceeds from long-term borrowings            342,547            11,757
Principal payments on long-term debt         (316,387)         (173,554)
Payment of debt financing costs               (14,578)              ---
Other                                              28               547
Net Cash Provided by (Used in)
 Financing Activities                          15,683          (163,735)

Effect of exchange rate changes on
 cash                                             (47)              167
Decrease in Cash and Cash Equivalents            (517)          (24,629)
Cash and cash equivalents at beginning
 of period                                      5,539            26,942

Cash and Cash Equivalents at End of
 Period                                      $  5,022          $  2,313

Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:

      Interest expense                       $ 22,017          $ 28,713

      Income taxes                           $  1,720          $  5,448


See accompanying notes to consolidated financial statements.


Imo Industries Inc. and Subsidiaries


Notes to Consolidated Financial Statements (Unaudited with respect to September 30, 1996 and 1995 and the periods then ended.)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (See Notes B and F) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1995.

Restatements: The Consolidated Financial Statements, and the notes thereto, have been restated to reflect the Company's Roltra-Morse business segment as a continuing operation. Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE B--DISCONTINUED OPERATIONS

On November 11, 1996, the Company announced the withdrawal of its Roltra-Morse business from its divestiture program because threats to revoke certain license agreements made by an unsuccessful bidder have made it impossible for the Company to receive fair value for the business. Due to the withdrawal of Roltra-Morse from potential sale, the Company has restated its nine month and first and second quarter earnings of 1996 to reflect Roltra-Morse as a continuing operation. In addition, certain prior year amounts have been reclassified. Accounting for the business as a continuing operation has required the Company to reserve a favorable $10 million tax benefit, which was based on an anticipated gain on the sale of Roltra-Morse, and to recognize $4.8 million of 1996 operational losses of Roltra-Morse, which were previously deferred based on the anticipated gain. The Company had been accounting for its Roltra-Morse business as a discontinued operation since its plan to sell the operation was announced on February 7, 1996.

A condensed summary of operations and net assets (in thousands of dollars) for the Roltra-Morse business for each of the periods presented is as follows:

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                              1996          1995       1996         1995
                                 (Unaudited)              (Unaudited)

Net Sales                    $ 17,264     $ 20,701    $ 61,596    $ 77,844
Income (Loss) from
 Operations before Income
 Taxes and Minority Interest   (1,194)         781      (1,391)      3,926

                                       September 30,     December 31,
                                           1996             1995
                                        (Unaudited)

Total Assets                            $ 74,539           $ 72,625
Total Liabilities                         56,459             52,633
Net Assets                              $ 18,080           $ 19,992


The Company has accounted for its former Electro-Optical Systems business and Turbomachinery business segments as
discontinued   operations  in  accordance   with   Accounting
Principles Board Opinion No. 30. By the end of the second quarter of 1995, the Company had completed the sales of its Turbomachinery business and a substantial part of its Electro-Optical Systems business. The income recorded in the first nine months of 1995 includes the estimated net gain of $39.6 million on the sale of the Turbomachinery business, which was sold in January of 1995, net of a $6.7 million charge related to the final purchase price adjustment for the sale of the Electro-Optical business, which was sold in June 1995. In the fourth quarter of 1995, the Company recorded additional provisions of $11.2 million related to the resolution of contingencies associated with the Turbomachinery sale and the Electro-Optical Systems sale, which reduced the net gain on sale of discontinued operations recognized in 1995 to $21.6 million. Not included in the 1995 asset sales were certain idle facilities which are being held for sale, as well as the Electro-Optical System's Varo Electronic Systems division.

Based on its quarterly review of the assumptions used in determining the estimated loss from discontinued operations, the Company recorded a $7.4 million charge in the third quarter of 1996 related to changes in estimates on legal and other reserve requirements of its former Electro-Optical and Turbomachinery businesses. Management believes that the recorded amount of estimated liabilities related to the loss on disposal of discontinued operations at September 30, 1996 is adequate. The adequacy of these liabilities is evaluated each quarter based on current estimates, which may differ from actual results.

The Company entered into a definitive agreement in September 1996 to sell the Varo Electronic Systems division, the remaining portion of its former Electro-Optical Systems business, to a small defense contractor. The sale, which is contingent on the buyer obtaining necessary financing, is anticipated to close before the end of the fourth quarter of 1996.

Net sales of the discontinued operations were $7.2 million and $4.9 million for the three months ended September 30, 1996 and 1995, respectively, and $16.9 million and $53.2 million for the nine months ended September 30, 1996 and 1995, respectively. Operating results of discontinued operations resulted in break-even results and a loss of $.1 million for the three months ended September 30, 1996 and 1995, respectively, and income of $.6 million and a loss of $2.2 million for the nine months ended September 30, 1996 and 1995, respectively. These results from operations include allocated interest expense of $.4 million and $.5 million for the three months ended September 30, 1996 and 1995, respectively, and $1.3 million and $4.5 million for the nine months ended September 30, 1996 and 1995, respectively. The 1996 net income was netted against an increase in estimated reserve requirements, while the 1995 net loss, including allocated interest, was charged against the reserve for anticipated losses previously established by the Company.

Allocated interest expense includes interest on debt of the discontinued operations to be assumed by the buyer, and an allocation of other consolidated interest expense to the discontinued operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus other consolidated debt.


NOTE C--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                     September 30,    December 31,
                                         1996            1995
                                      (Unaudited)

Finished products                    $ 37,579         $ 39,332
Work in process                        33,530           33,604
Materials and supplies                 37,892           36,605
                                      109,001          109,541
Less customers' progress payments       3,029              689
Less valuation allowance               11,805           11,701
                                     $ 94,167         $ 97,151


NOTE D--ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities (in thousands of dollars) consist of the following:

                                     September 30,    December 31,
                                         1996             1995
                                     (Unaudited)

Accrued product warranty costs       $   1,929        $   2,737
Accrued litigation and claim costs       1,992            1,674
Payroll and related items               16,797           18,628
Accrued interest payable                 9,554            6,511
Accrued restructuring costs              1,182            1,688
Accrued divestiture costs                  570            2,861
Other                                   10,473            9,123
                                     $  42,497        $  43,222


NOTE E--EARNINGS PER SHARE

Earnings per share for 1996 and 1995 are based upon the weighted average number of shares of common stock
outstanding.  Common  stock  equivalents  related  to   stock
options and warrants are excluded because their effect is anti-dilutive or not material.


NOTE F--NOTES PAYABLE AND LONG-TERM DEBT

The Company's domestic senior credit agreement dated as of April 29, 1996 (the "New Credit Agreement") and $155 million senior subordinated notes (the "Notes") contain provisions which require the Company, among other things, to meet certain objectives with respect to financial ratios and place certain other limitations on the Company. The Company is currently prohibited from declaring or paying cash dividends.

As a result of the charges related to Roltra-Morse and other discontinued operations taken as of September 30, 1996 (see Note B), the Company was in technical default of a net worth financial covenant under the New Credit Agreement. In addition, the Company was in breach of an obligation thereunder to provide the lenders with a mortgage on one piece of real estate belonging to one of its discontinued operations. The Company has obtained a waiver through December 20, 1996 (the "Waiver Period") regarding the net worth covenant default and a waiver of its obligation to provide the mortgage within ninety days of the date of the New Credit Agreement. Since the Waiver Period does not extend beyond one year, $97.7 million of long-term debt has been classified as current. The Company expects to renegotiate the terms of the New Credit Agreement before the end of the Waiver Period. For further details, see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in
Part I, Item 2 of this report.

NOTE  G--CONTINGENCIES

Legal Proceedings

LILCO Litigation. In August 1985, the Company was named as defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, by Long Island Lighting Company ("LILCO") following the severing of a crankshaft in a diesel generator sold to LILCO by the Company. LILCO's complaint contained 11 counts, including counts for breach of warranty, negligence and fraud, and sought $250 million in damages. In various decisions from 1986 through 1990, 10 of the original 11 counts and various additional amended counts were dismissed, with only the original breach of warranty count remaining. In September 1993, the Second Circuit Court of Appeals affirmed a previous trial court decision entering a judgment against the Company in the amount of $18.3 million, and in October 1993, the judgment was satisfied by payment to LILCO of approximately $19.3 million (which amount included approximately $1.0 million of post-judgment interest) by International Insurance Company ("International") and Granite State Insurance Co. ("Granite State").

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

In June 1992, the Company filed an action, subsequently transferred to the U.S. District Court, Southern District of New York, that is currently pending against Granite State in an attempt to collect amounts for defense costs paid to counsel retained by the Company in defense of the LILCO litigation. After reimbursing the Company for $1.7 million in defense costs, Granite State refused to reimburse the Company for an additional $8.5 million in defense costs paid by the Company, alleging, among other things, that defense costs above reasonable levels were expended in defending the LILCO litigation. The insurer subsequently paid $18 million of the judgment rendered against the Company, thereby exhausting its $20 million policy. The Company claimed that the insurer's refusal to pay the $8.5 million in additional defense costs was in bad faith and the Company is entitled to its cost of money and other damages. In a counterclaim, Granite State sought reimbursement of all or part of the $1.7 million in defense costs previously paid by it, and indicated that it may seek additional damages beyond the reimbursement of defense costs, including recoupment of approximately $4.0 million of the amount awarded by the jury in the LILCO litigation (which $4.0 million represents amounts previously paid by LILCO to the Company for generator repairs and which Granite State had paid on behalf of the Company). In May 1996, the Company and Granite State reached an agreement which will result in the dismissal of all claims and counterclaims and the elimination of all issues concerning the $20 million payment previously made on behalf of the Company under the terms of the Granite State policy. This agreement preserves the Company's ability to seek reimbursement of the $8.5 million of defense costs from persons other than Granite State.

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

The activities of certain employees of the Ni-Tec Division of the Company's Varo Inc. subsidiary ("Ni-Tec"), headquartered in Garland, Texas, were the focus of an investigation by the Office of the Inspector General of the U.S. Department of Defense and the Department of Justice (Criminal Division). Ni-Tec received subpoenas for certain records as a part of the investigation in 1992, 1993 and 1994, each of which was responded to. The investigation was apparently directed at alleged failures in quality control, testing and documentation activities involving the manufacture of tubes for night vision equipment which began at Ni-Tec while it was a division of Optic-Electronic Corp. Optic-Electronic Corp. was acquired by the Company in November 1990 and subsequently merged with Varo Inc. in 1991. On July 15, 1996, the Company reached an agreement with the U.S. government to settle all claims related to this investigation and a related qui tam civil action brought in the U.S. District Court for the Northern District of Texas by a former Varo employee who consented to the settlement. The U.S. government had recently notified the Company that it intended to intervene in the civil action, which had been under seal. The settlement involves the payment by Varo of approximately $2.0 million and the dismissal of all civil and administrative claims under the False Claims Act, 31 USC 3929 et seq., the Contract Disputes Act, 41 USC 601 et seq., and all claims of common law fraud and breach of contract. This settlement amount was previously reserved in full by the Company. One-half of the settlement amount was paid in July 1996, with the remainder to be paid in July 1997. As a result of the settlement, Varo collected approximately $400,000 in contract payments which were being held by a prime contractor pending resolution of Varo's dispute with the government.

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

There are lawsuits pending against the Company in the U.S. District Court for the Western District of Pennsylvania alleging component failures in equipment sold by its former diesel engine division and claiming damages of approximately $3.0 million, and in the Circuit Court of Cook County, Illinois, alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8.0 million. Each lawsuit is in the discovery stage.

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


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the three and nine months ended September 30, 1996.

Restructuring Plan

Background and Recent Developments

In October 1992, the Company determined that it needed to delever its balance sheet through the sale of certain businesses and the application of the proceeds from the divestitures to reduce debt. Pursuant to this decision, the Company divested its Heim Bearings, Aerospace, Barksdale Controls and CEC Instruments businesses during 1993 and 1994. In 1993, management, under Donald K. Farrar, who became Chief Executive Officer in September 1993, initiated a strategy to reposition the Company to focus on its less capital intensive businesses that exhibited strong brand name recognition, a broad customer base and market leadership with less dependence on U.S. Government sales. In connection with this strategy, the Company divested its Turbomachinery and most of its Electro-Optical Systems businesses during 1995. On February 7, 1996, the Company had announced a plan to sell its Roltra-Morse business and had been accounting for this business as a discontinued operation since then.

On November 11, 1996, the Company announced the withdrawal of
its   Roltra-Morse  business  from  its  divestiture  program
because threats to revoke certain license agreements made by an unsuccessful bidder have made it impossible for the Company to receive fair value for the business. Due to the withdrawal of Roltra-Morse from potential sale, the Company has restated its nine-month and first and second quarter earnings of 1996 to reflect Roltra-Morse as a continuing operation. In addition, certain prior year amounts have been reclassified. Accounting for the business as a continuing operation has required the Company to reserve a favorable $10 million tax benefit which was based on an anticipated gain on the sale of Roltra-Morse, and to recognize $4.8 million of previously deferred 1996 losses related to Roltra-Morse. Additionally, the Company recognized $7.4 million related to changes in estimates on legal and other unanticipated reserve requirements of other previously discontinued operations.

Due to the charges described above, the Company had a net loss in the third quarter of 1996 of $19.8 million, or $1.16 per share, compared with a loss of $4.7 million, or $.28 per share, in the 1995 third quarter.

During the fourth quarter, the Company will be completing an evaluation of the Roltra operations to determine what structural or other changes may be necessary to position this business for profitable future growth. The fourth quarter results will be adversely affected by Roltra-Morse and the actions necessary to restructure this business. Consequently, the Company expects an overall loss in the fourth quarter.

Since  withdrawing  Roltra-Morse from sale,  the  Company  is
evaluating   other  alternatives  to  meet  its  deleveraging
objectives, including the possible sale of other assets.

Remaining Asset Sales

The Company is proceeding with its plan to sell the remaining portion of the Company's Electro-Optical Systems business. On September 13, 1996, the Company entered into a definitive agreement with a small defense contractor for the sale of its Varo Electronic Systems division. The closing is contingent upon the buyer obtaining the necessary financing. The Company expects to complete the sale of this business in 1996 and plans to use the proceeds to reduce debt. Reference is made to Note B in Item I of this report for additional information regarding the sale of the Electro-Optical Systems business.

During the first half of 1996, the Company completed the sales of four of its non-operating real estate holdings for net proceeds of $3.5 million. Less than 10% of the original value of assets announced to be sold in October 1992 remains for sale.

Results of Operations

The remaining Electro-Optical Systems business is accounted for as a discontinued operation in the accompanying consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation. Accordingly, the discussion that follows concerns only the results of continuing operations. The Company's continuing businesses are now grouped into five core business segments for management and segment reporting purposes: Power Transmission, Pumps, Instrumentation, Morse Controls, and Roltra-Morse.


Three Months Ended September 30, 1996 Compared with 1995

Sales. Net sales from continuing operations for the three months ended September 30, 1996 were $113.1 million, a 3.4% increase, compared with $109.4 million in the 1995 period. The Pumps, Instrumentation and Morse Controls segments experienced increased sales levels in the 1996 third quarter as compared with the prior year. These increases were partially offset by a decrease in net sales of the Roltra-Morse segment compared to the prior year third quarter. Net sales for the Power Transmission segment remained flat compared to the prior year period. See "Segment Operating Results" below.

Gross Profit.  The gross profit in the third quarter of  1996
was   27.3%  compared  with  28.3%  in  1995.   See  "Segment
Operating Results" below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of sales to 20.3% for the three months ended September 30, 1996 compared with 17.4% in the 1995 period. Although the 1996 period benefited from cost savings attributable to the Company-wide cost reduction program adopted in the fourth quarter of 1995, and net reductions of $.5 million to previously recorded provisions, these benefits were offset by increased selling expenses in the Pumps and Instrumentation segments and higher general and administrative expenses as a percentage of sales in the Roltra-Morse segment as sales volumes decreased in that segment compared to the prior year. Research and development expenditures were 1.2% and 1.6% of net sales for the three months ended September 30, 1996 and 1995, respectively.

Interest Expense. Average borrowings in the third quarter of 1996 were approximately $299 million compared with $251 million in the comparable 1995 period. As a result, total interest expense (before allocation to discontinued operations) of $8.6 million for the three months ended September 30, 1996 was $.3 million, or 4%, higher than the same period in 1995. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $.4 million and $.5 million for the three months ended September 30, 1996 and 1995, respectively.

Provision   for  Income  Taxes.   Income  tax   expense   for
continuing operations was $10.9 million and $.7 million for the three months ended September 30, 1996 and 1995, respectively. Of these amounts, $.9 million and $.7 million, respectively, represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings. As a result of withdrawing Roltra-Morse from potential sale, the results for the three months ended September 30, 1996 also include a provision of $10.0 million against deferred tax benefits previously recognized based on an anticipated gain on the sale. The Company establishes valuation allowances against unrecognized prior year tax benefits in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company is recognizing these benefits only as reassessment demonstrates that it is more likely than not that they will be realized.

Income (Loss) from Continuing Operations. The Company had a loss from continuing operations of $12.4 million, or $.73 per share, for the three months ended September 30, 1996, compared with income of $2.3 million, or $.14 per share, for the comparable 1995 period.

Income (Loss) from Discontinued Operations. For the three months ended September 30, 1996, the income (loss) from operations of the discontinued operations resulted in break-even results and a loss of $.1 million for the three months ended September 30, 1996 and 1995, respectively. Results from operations for the discontinued operations include allocations for interest of $.4 million and $.5 million for the three months ended September 30, 1996 and 1995, respectively. The 1995 net loss, including allocated interest, was charged against the reserve for anticipated losses previously established by the Company.

Based on its quarterly review of the assumptions used in determining the estimated loss from discontinued operations, the Company recorded a $7.4 million charge in the third quarter of 1996 related to changes in estimates on legal and other reserve requirements of its former Electro-Optical and Turbomachinery businesses. Management believes that the recorded amount of estimated liabilities related to the loss on disposal of discontinued operations at September 30, 1996 is adequate. The adequacy of these liabilities is evaluated each quarter based on current estimates, which may differ from actual results.

Extraordinary Item. The three months ended September 30, 1995 include an extraordinary charge of $.3 million ($0.02 per share) representing a non-cash write-off of previously deferred loan costs related to the early extinguishment of $40 million of the Company's then outstanding 12.25% senior subordinated debentures.

Net Income (Loss). The net loss in the third quarter of 1996 was $19.8 million, or $1.16 per share, compared with a net loss of $4.7 million, or $.28 per share, in the 1995 third quarter. Net income (loss) per share by component for each period is summarized below:

                               Three Months Ended
                                  September 30,
Earnings (loss) per share:      1996         1995

Continuing Operations
 Before Extraordinary Item      $ (.73)      $  .14
Discontinued Operations           (.43)        (.40)
Extraordinary Item                 ---         (.02)
Net income (loss)               $(1.16)      $ (.28)


Segment Operating Results

Operating results by business segment for the three months ended September 30, 1996 and 1995 are summarized below.

Power Transmission. Boston Gear sales and earnings improved in the third quarter compared with the second quarter of 1996, but slippage at Fincor Electronics reduced the combined results for the segment. Third quarter sales of $22.1 million were about even with last year, but operating income was down 17%. Fincor sales have been impacted by an industry trend away from DC adjustable speed drives, where it is a market leader, toward AC drives, where it currently has an incomplete offering. This is expected to improve as new products come on line. In August, for example, Fincor introduced a new AC drive in the popular one-to-five horsepower range that generated more than $500,000 in new orders in 30 days, making September its best booking month this year.

Pumps. Sales of pump products were up 16% for the third quarter, including the effect of acquiring a French pump company at the end of the first quarter. Operating income was down 27% due to lower margins, higher selling expenses, and increased warranty costs. Export markets are showing vigorous growth for pumps used in power generation and crude oil transfer and processing. The U.S. market for hydraulic pumps used in low rise elevators is currently enjoying a double-digit rate of growth. The Company dominates this market segment, with more than 200,000 pumps currently in service. The sale of lube oil pumps used in industrial machinery is also up sharply.

Instrumentation. A 18% increase in sales at the U.S. operation more than offset an essentially flat performance in Europe, giving the Instrumentation segment a combined 12% sales increase and a 14% income increase for the third quarter, compared with the same period of 1995. Several new marketing initiatives were launched in the third quarter that are expected to further extend the Company's leadership position in industrial level and flow sensors in 1997.

Morse Controls. Sales in Europe were up 11% in the third quarter of 1996 compared with the third quarter of 1995, reflecting the additional sales volume of RMH Controls, which was acquired at the end of 1995. Operating income increased in line with the sales increase. Worldwide, third quarter sales were up 6% and income up 21%. Although unusually cold spring weather in the U.S. dampened consumer interest in boating, an aggressive promotional effort by Morse's marine products group turned a lackluster pleasure boating season into a modest improvement in sales and earnings for this product segment.

Roltra-Morse. Sales of $17.3 million in the third quarter were 16% below last year's third quarter. Volumes have been affected by weak auto sales in Italy, where continuing political and economic uncertainty and the government's current austerity budget have depressed consumer spending. The strengthening of the lira has had a detrimental impact on exports. Roltra incurred a small loss of $149,000 in segment operating income for the third quarter, compared to income of $1.6 million for the same quarter of last year. A modest improvement in sales volume is expected in Italy in 1997, with Roltra well positioned to secure additional business when new auto models move into production. Roltra is also benefiting from its geographical diversification. Orders from the new Brazilian joint venture are now at $1 million per month, and sales are gaining considerable strength at the Roltra-Morse subsidiary in Poland.

Nine Months Ended September 30, 1996 Compared with 1995

Sales. Net sales from continuing operations for the nine months ended September 30, 1996 were $354.5 million, a 1.8% decrease compared with $361.0 million in the 1995 period. The Pumps segment experienced a 15.1% increase in net sales compared to the prior year, due principally to increased demand in most markets it serves. The Instrumentation and
Morse Controls segments experienced modest sales level increases of 2.7% and 3.9%, respectively, as compared with the prior year. These increases were offset by decreases in Power Transmission and Roltra-Morse segment net sales of 7.7% and 20.9%, respectively, in the first nine months of 1996 compared with the 1995 period. See "Segment Operating Results" below.

Gross Profit. The gross profit in the first nine months of 1996 remained constant at 28.5% compared with 1995. See
"Segment Operating Results" below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percent of sales, to 19.7% for the nine months ended September 30, 1996 compared with 18.0% in the prior year. Although the 1996 period benefited from cost savings attributable to the Company-wide cost reduction program adopted in the fourth quarter of 1995, and net reductions of $1.3 million to previously recorded provisions, these benefits were offset by increased selling expenses in the Pumps and Instrumentation segments and higher general and administrative expenses as a percentage of sales in the Roltra-Morse segment as sales volumes decreased in that segment compared to the prior year. Research and development expenditures were 1.2% and 1.5% of net sales for the nine months ended September 30, 1996 and 1995, respectively.

Interest Expense. Average borrowings during the first nine months of 1996 were approximately $10.2 million lower than in the comparable 1995 period. As a result, total interest expense (before allocation to discontinued operations) of $25.8 million for the nine months ended September 30, 1996 was $2.0 million, or 7.0%, less than same period in 1995. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $1.3 million in the first nine months of 1996 and $4.5 million in the 1995 period.

Provision for Income Taxes. Income tax expense for continuing operations was $12.9 million and $2.6 million for the nine months ended September 30, 1996 and 1995, respectively. Of these amounts, $2.9 million and $2.6 million, respectively, represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings. As a result of withdrawing Roltra-Morse from potential sale, the results for the nine months ended September 30, 1996 also include a provision of $10.0 million against deferred tax benefits previously recognized based on an anticipated gain on the sale. The Company establishes valuation allowances against unrecognized prior year tax benefits in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company is recognizing these benefits only as reassessment demonstrates that it is more likely than not that they will be realized.

Income (Loss) from Continuing Operations. The Company had a loss from continuing operations of $9.6 million, or $.57 per share, for the nine months ended September 30, 1996, compared with income of $9.3 million, or $.55 per share, for the comparable 1995 period.

Income (Loss) from Discontinued Operations. Operating results from discontinued operations was income of $.6 million and a loss of $2.2 million for the nine months ended September 30, 1996 and 1995, respectively. Results from operations for the discontinued operations include allocations for interest of $1.3 million and $4.5 million for the nine months ended September 30, 1996 and 1995, respectively. The 1996 net income was netted against an increase in estimated reserve requirements, while the 1995 net loss, including allocated interest, was charged against the reserve for anticipated losses previously established by the Company.

Based on its quarterly review of the assumptions used in determining the estimated loss from discontinued operations, the Company recorded a $7.4 million charge in the third quarter of 1996 related to changes in estimates on legal and other reserve requirements of its former Electro-Optical and
Turbomachinery  businesses.  Management  believes  that   the
recorded amount of estimated liabilities related to the loss on disposal of discontinued operations at September 30, 1996 is adequate. The adequacy of these liabilities is evaluated each quarter based on current estimates, which may differ from actual results. For the nine months ended September 30, 1995, the discontinued operations had a gain of $32.9 million (net of income tax expense of $5.2 million), or $1.92 per share. The income recorded in the first nine months of 1995 includes the estimated net gain of $39.6 million on the sale of the Turbomachinery business, which was sold in January of 1995, net of a $6.7 million charge related to the final purchase
price   adjustment  for  the  sale  of  the   Electro-Optical
business, which was sold in June 1995. In the fourth quarter of 1995, the Company recorded additional provisions of $11.2 million related to the resolution of contingencies associated with the Turbomachinery sale and the Electro-Optical Systems sale, which reduced the net gain on sale of discontinued operations recognized in 1995 to $21.6 million.

Extraordinary Item. The nine months ended September 30, 1996 include an extraordinary charge of $8.5 million, or $.49 per share, representing charges related to the early extinguishment of the Company's former revolving credit agreement (the "Old Credit Agreement") and its 12.25% and 12% senior subordinated debentures, as well as the write-off of previously deferred loan costs as a result of its debt refinancing on April 29, 1996.

The nine months ended September 30, 1995 include an extraordinary charge of $4.4 million after-tax, or $.26 per share, representing charges related to the early extinguishment of portions of its debt under the Company's Old Credit Agreement and 12.25% senior subordinated debentures.

Net Income (Loss). The net loss in the first nine months of 1996 was $25.4 million, or $1.49 per share, compared with net income of $37.7 million, or $2.21 per share, in the comparable 1995 period. Net income (loss) per share by component for each year is summarized below:

                                Nine Months Ended
                                  September 30,
Earnings (loss) per share:      1996        1995

Continuing Operations
 Before Extraordinary Item      $  (.57)     $   .55
Discontinued Operations            (.43)        1.92
Extraordinary Item                 (.49)        (.26)
Net income                      $ (1.49)     $  2.21


Segment Operating Results

Operating results by business segment for the nine months ended September 30, 1996 and 1995 are summarized below.

Power Transmission segment net sales and operating income were $67.1 million and $6.8 million, respectively, in the first nine months of 1996, compared with $72.6 million and $9.2 million in the comparable 1995 period. The 7.7% decrease in net sales was due to a sharp downturn in the U.S. gear market in 1996, resulting in major customers' adjusting their inventory levels, after a relatively strong 1995. The 26.2% decrease in segment operating income resulted from the sales decrease and the higher unabsorbed costs experienced at the decreased volume.

Pumps segment net sales increased 15.1% to $80.0 million for the first nine months of 1996, as compared with $69.5 million for the 1995 period. Segment operating income for the 1996 nine- month period was $9.2 million, a 12.1% increase, compared with $8.2 million for the comparable 1995 period. The segment is experiencing continued growth in its U.S. industrial markets and strong export demand, driven by products in crude oil transfer, power generation and general industrial markets, as well as increased demand in the U.S. marine market. 1996 sales and operations were favorably affected for the past three months by the recent acquisition of the segment's former French distributor. The segment's operating income is beginning to experience the benefits from the North American consolidation of its Imo Pump and Warren Pumps operations into a single business unit.

The Instrumentation segment's net sales increased 2.7% to $59.0 million for the first nine months of 1996, as compared with $57.5 million for the same period in 1995. Segment operating income of $7.0 million for the nine months ended September 30, 1996 increased 7.4% compared with $6.5 million for the 1995 period. The segment's operating income continues to benefit from the operational improvements made at a factory located in England, and the increased demand in the U.S., partially offset by the slowdown experienced in the European market in general.

Morse Controls segment net sales were $86.8 million in the first nine months of 1996, a 3.9% increase compared with
$83.5  million  in  the first nine months of  1995.   Segment
operating income increased 3.0% to $7.4 million, compared with $7.2 million for the same period of 1995. The segment has been favorably affected in 1996 by the acquisition of a Swedish manufacturer of specialized electronic controls, which was completed in late December 1995, which was partially offset by slowed marine sales in the U.S. due to the late arrival of the spring pleasure boating season, and delays related to the restructuring of the German operation.

Roltra-Morse.   Sales  of $61.6 million  in  the  first  nine
months of 1996 were 20.9% below the comparable prior year amount of $77.8 million. Volumes have been affected by weak auto sales in Italy, where continuing political and economic uncertainty and the government's current austerity budget have depressed consumer spending. The strengthening of the lira has had a detrimental impact on exports. Year-to-date operating income of $1.3 million is well behind last year's total of $6 million. A modest improvement in sales volume is expected in Italy in 1997, with Roltra well positioned to secure additional business when new auto models move into production. Roltra is also benefiting from its geographical diversification. Orders from the new Brazilian joint venture are now at $1 million per month, and sales are gaining considerable strength at the Roltra-Morse subsidiary in Poland.

During the fourth quarter, the Company will be completing an evaluation of the Roltra operations to determine what structural or other changes may be necessary to position this business for profitable future growth. It is expected that the fourth quarter will be adversely affected by the actions necessary to restructure this business.


Liquidity and Capital Resources

Short-term and Long-term Debt

On April 29, 1996, the Company completed the refinancing of its Old Credit Agreement, its 12% senior subordinated debentures and its then remaining 12.25% senior subordinated debentures. Under terms of the refinancing, the Company issued $155 million of 11.75% Notes due in 2006, priced at a discount to yield 12%. The Company also entered into the New Credit Agreement, which provides for a $70 million revolving credit facility (including a letter of credit subfacility) through April 30, 2001, a $25 million term loan amortizing to April 2001, a $35 million term loan amortizing to April 2001, and a $45 million term loan amortizing to April 2003. Proceeds of the Notes and the New Credit Agreement were used to redeem the remaining $70 million of the Company's 12.25% senior subordinated debentures due 1997 and all $150 million of its 12% senior subordinated debentures due 2001, together with accrued interest and a prepayment premium for the latter issue, and to refinance all obligations under the Old Credit Agreement. The cost of issuance of the 11.75% Notes and the implementation of the New Credit Agreement will be amortized over their respective terms.

As a result of the refinancing, an extraordinary charge of approximately $8.5 million was recorded in the second quarter ended June 30, 1996. This charge represents the costs incurred in connection with the above described early extinguishment of debt as well as the write-off of previously deferred loan costs.

The Company's domestic liquidity requirements are served by the $70 million revolving credit facility (including a letter of credit subfacility) under the New Credit Agreement, while its needs outside the U.S. continue to be covered by short and intermediate term credit facilities from foreign banks. As of September 30, 1996, there were $3.6 million of revolving credit borrowings and $6.6 million of standby letters of credit outstanding under the New Credit Agreement. The Company also has, in the aggregate, foreign short-term credit facilities of approximately $35 million. As of September 30, 1996, $22.9 million was outstanding under those foreign facilities.

At September 30, 1996, the Company also had outstanding under the New Credit Agreement $23.8 million in a term loan amortizing to April 2001, $33.1 million in a second term loan amortizing to April 2001, and $44.9 million in a third term loan amortizing to April 2003. In addition, the Company had outstanding $155 million of the Notes.

The third quarter 1996 loss placed the Company in technical default of a net worth financial covenant under the New Credit Agreement. In addition, the Company was in breach of an obligation thereunder to provide the lenders with a mortgage on one piece of real estate belonging to one of its discontinued operations. The Company has obtained a waiver through December 20, 1996 regarding the net worth covenant default and a waiver of its obligation to provide the mortgage within ninety days of the date of the New Credit Agreement.

The Company is currently renegotiating the terms of its New Credit Agreement and expects to complete this before the end of the Waiver Period. In the event that the Company were to be unsuccessful and the $105.3 million of loans outstanding under the New Credit Agreement were accelerated, the Company would not have sufficient immediate funds to repay such debt. Additionally, such acceleration would enable the trustee for the Company's 11.75% Notes or 25% of their holders to accelerate the repayment of all of the outstanding Notes. In such event, the Company would not have sufficient immediate funds to repay the $155 million outstanding under the 11.75% Notes.

Management continues to actively pursue opportunities to further reduce its debt. The Company plans to use the proceeds from the sale of its Varo Electronic Systems business to reduce debt, and is currently evaluating other alternatives to meet its deleveraging objectives, including the possible sale of other assets.

Cash Flow

The Company's operating activities used cash of $4.4 million in the first nine months of 1996, compared with cash used of $15.3 million in the comparable 1995 period. The use of cash in operating activities in 1996 was due entirely to the use of $5.6 million by discontinued operations. The 1995 use of cash was due principally to cash requirements of $13.7 million related to discontinued operations. Net cash used in investing activities was $11.7 million in the first nine months of 1996, compared with cash provided of $154.2 million for the nine months ended September 30, 1995. The decrease in the current year investing activities is due principally to the 1995 net proceeds generated from the sale of businesses and assets in the first nine months of 1995 of $173.4 million, compared to $7.4 million in the first nine months of 1996. Cash and cash equivalents of continuing operations decreased to $5.0 million at September 30, 1996 from $5.5 million at December 31, 1995.

Working capital at September 30, 1996 was a net liability of $26.8 million, a decrease of $107.8 million from the end of 1995. This was due primarily to the reclassification of $97.7 million of obligations under the Company's New Credit Agreement from long-term to current as a result of the Company being in technical default under a net worth financial covenant as of September 30, 1996. The ratio of current assets to current liabilities was 0.9 at September 30, 1996 compared to 1.7 at December 31, 1995. The Company's total debt as a percent of its total capitalization increased to 107.3% at September 30, 1996 due to the unfavorable adjustments recorded in the third quarter of 1996 related to accounting for Roltra-Morse as a continuing operation and other changes in estimates related to sold discontinued operations, compared with 98.0% at December 31, 1995.

Management of the Company expects to successfully renegotiate the terms of its New Credit Agreement before the end of the Waiver Period and believes that cash flow from operations, cash available from unused credit facilities and cash generated by additional asset sales will be sufficient to meet its foreseeable liquidity needs.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) "Discontinued Operations" - the likelihood of closing the sale of the Varo Electronic Systems Division; (ii) "Contingencies" - the future impact of legal proceedings on the financial condition of the Company; (iii) "Segment Operating Results" - the future performance of various programs in each segment and the impact of such programs on future sales; and, (iv) "Liquidity and Capital Resources" - statements concerning the Company's ability to obtain necessary waivers and amendments to its New Credit Agreement. The Company wishes to caution the reader that, in addition to the matters decribed above, various factors such as delays in contracts from key customers, demand and market acceptance risk for new products, continued or increased competitive pricing and the effects of underutilization of plants and facilities, particularly in Europe, and the impact of worldwide economic conditions on demand for the Company's products, could cause results to differ materially from those in any forward-looking statement.


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

The activities of certain employees of the Ni-Tec Division of the Company's Varo Inc. subsidiary ("Ni-Tec"), headquartered in Garland, Texas, were the focus of an investigation by the Office of the Inspector General of the U.S. Department of Defense and the Department of Justice (Criminal Division). For additional information with respect to the Ni-Tec investigation, reference is made to the Company's 1995 Form 10-K/A and to Note G in Part I of this report. On July 15, 1996, the Company reached an agreement with the U.S. government to settle all claims related to this investigation and a related qui tam civil action brought in the U.S. District Court for the Northern District of Texas by a former Varo employee who consented to the settlement. The U.S. government had recently notified the Company that it intended to intervene in this civil action, which had been under seal. The settlement involves the payment by Varo of approximately $2.0 million in consideration of, among other things, dismissal of all civil and administrative claims under the False Claims Act, 31 USC 3929 et seq., the Contract Disputes Act, 41 USC 601 et seq., and all claims of common law fraud and breach of contract. One-half of the settlement amount was paid in July 1996, with the remainder to be paid in July 1997. As a result of the settlement, Varo collected approximately $400,000 in contract payments which were being held by a prime contractor pending resolution of Varo's dispute with the government.

For additional information regarding certain pending lawsuits, reference is made to the Company's Form 10-K/A for the year ended December 31, 1995, which is incorporated herein by reference, and to Note G in Part I, Item 1 of this report.



Item 6.         Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             The following exhibits are being filed as part of this Report:

     Exhibit No.      Description

       27             Financial  Data Schedule as of September  30, 1996

         (b) Reports on Form 8-K:

     On July 18, 1996, the Company filed a report on Form 8-K, reporting under Item 5, disclosing the announcement of the Registrant's reported results of operations for the second quarter ended June 30, 1996, and material developments of previously disclosed legal proceedings.

     On November 12, 1996, the Company filed a report on Form 8-K, reporting under Item 5, disclosing the announcement that it is withdrawing its Roltra-Morse business from sale, and disclosing its restated third quarter 1996 results.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Imo Industries Inc.
                                            (Registrant)



Date:  November 14, 1996                   /s/ DONALD K. FARRAR
                                           Donald K. Farrar
                                           Chairman, Chief Executive Officer,
                                           President and Director
                                           (principal executive officer)



Date:  November 14, 1996                   /s/ WILLIAM M. BROWN
                                           William M. Brown
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Corporate Controller
                                           (principal financial and
                                            accounting officer)