Form 10-K405
period 1996-12-31
IMO INDUSTRIES INC
filed 1997-03-27
CIK 804151

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended  December 31, 1996
                                OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number - 1-9294

                              Imo Industries Inc.
            (Exact name of registrant as specified in its charter)

                   Delaware                        21-0733751
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate  market  value  of  the  voting  stock  held   by
non-affiliates of the Registrant computed by reference to the closing price of such stock on the New York Stock Exchange, Inc.
on March 14, 1997 .........................$51,376,077

Shares  of Registrant's common stock, $1.00 par value, outstanding as of March 14, 1997 .......................17,125,359

               DOCUMENTS INCORPORATED BY REFERENCE
  Identification of Documents              Part into which Incorporated
  Portions of the Company's Proxy           Items 10,11,12 of Part III
  Statement for its Annual Meeting of
  Stockholders to be held May 20, 1997

                           TABLE OF CONTENTS
                                PART I
Item

1. Business..............................................
       General...........................................
       History...........................................
       Industry Segments.................................
       Discontinued Operations...........................
       Restructuring Plans...............................
       Competition.......................................
       Product Distribution and Customers................
       Backlog...........................................
       Raw Materials.....................................
       Patents, Licenses and Trademarks..................
       Research and Development..........................
       Environmental Matters.............................
       Employees.........................................
2. Properties............................................
3. Legal Proceedings.....................................
4. Submission of Matters to a Vote of Security Holders...
Executive Officers of the Registrant.....................



                                PART II

5. Market for the Registrant's Common Equity
    and Related Stockholder Matters......................
6. Selected Financial Data...............................
7. Management's Discussion and Analysis of
    Financial Condition and Results of Operations........
8. Financial Statements and Supplementary Data...........
9. Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure...............


                                PART III

10. Directors and Executive Officers of the Registrant...
11. Executive Compensation...............................
12. Security Ownership of Certain Beneficial Owners
     and Management......................................
13. Certain Relationships and Related Transactions.......


                                PART IV

14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-k.................................
Exhibit Index............................................
Signatures...............................................


                                PART I

Item 1.            Business.


General

Imo Industries Inc. (hereinafter with its subsidiaries referred to as the "Company") is an integrated multinational industrial manufacturer of a broad range of industrial products through its five core business segments - Power Transmission, Pumps, Instrumentation, Morse Controls and Roltra-Morse. The Company's products are designed to regulate and control motion, transfer liquids and monitor fluids. The Company markets its products on a worldwide basis to a diverse customer base. In November 1996, the Company announced that it was withdrawing Roltra-Morse from divestiture because threats made by an unsuccessful bidder made it impossible for the Company to receive fair value for the business. As a result of this announcement, Roltra-Morse has been reclassified as a continuing operation and the Company has re-focused its operations on its five core business segments, as follows:

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

The Roltra-Morse business segment designs and produces automotive products including actuators, window controls, latches and door panels/assemblies.

In addition to the five segments comprising the Company's continuing core operations, the Company has a sixth business segment entitled Other included in its continuing operations for financial reporting purposes. This segment includes operations previously sold and non-operating assets to be sold as part of the Company's asset divestiture program.

The Company's Electro-Optical Systems and Turbomachinery businesses are accounted for as discontinued operations and, accordingly, have been excluded from the Company's segments. The Company sold its Turbomachinery and most of its Electro-Optical Systems businesses in 1995. The previously reported financial information has been reclassified to reflect the Roltra-Morse business segment as a continuing operation.


History

The Company, founded in 1901 in the United States by Dr. Carl Gustaf Patrick de Laval, a Swedish scientist, was acquired by Transamerica Corporation ("Transamerica") in 1963. In 1964, Transamerica merged its existing wholly owned manufacturing subsidiary, General Metals Corporation, into the Company. At the close of business on December 18, 1986, Transamerica distributed all of the issued and outstanding shares of the Company Common Stock to holders of record of Transamerica Common Stock on the basis of one share of Company Common Stock for each ten shares of Transamerica Common Stock held (the "Distribution") and since that time the Company has operated on a stand-alone basis as a publicly traded company.

Industry Segments

A description of the principal products and services offered by each core business segment of the Company, as well as the principal markets for such products and services, are set
forth below.   Certain information in response to this item
with respect to net sales, operating profit, and identifiable assets of each of these segments and by geographic area is contained in Note 10 of the Notes to Consolidated Financial Statements included in Part IV of this Form 10-K Report as indexed at Item 14(a)(1). Information regarding the businesses sold and held for sale and the discontinued operations is provided later in this section and is contained in Notes 2 and 3 to the Consolidated Financial Statements.

Power Transmission
The Power Transmission business segment operations produce speed reducers and loose gearing that are recognized as leading products in their market niches. This segment is comprised of two units: Boston Gear, a leading producer of gears and speed reducers, and Fincor Electronics, a producer
of adjustable-speed motor controllers.   Speed reducers are
used to reduce the output speed and increase the torque of power trains in numerous products, ranging from industrial machinery to exercise treadmills. Adjustable-speed motor controllers are used for the accurate control of electric motor speed, torque, shaft position and direction of rotation in applications such as ski lifts, textile machinery, overhead cranes and large printing presses. These operations also produce worm gear sets used as speed reducers by original equipment manufacturers and by oil and gas and industrial machinery customers.

Pumps
The Pumps business segment is the largest worldwide manufacturer of rotary screw pumps. The three businesses that comprise the Pumps segment -- Imo Pump, Imo AB, and Warren Pumps Inc. -- design and manufacture screw-type fuel, lube oil and hydraulic pumps for use primarily by the marine, process, oil and gas and elevator industries. The segment's three-screw pumps are the leading low-noise-level pumps used in United States Navy vessels and in many commercial vessels. These pumps are also used to power hydraulic elevators, lubricate diesel engines and fuel gas turbines. The segment's two-screw pumps are used by the pulp and paper industry and in other high-viscosity process applications.

Instrumentation
The Instrumentation business segment operations design and manufacture products that perform a wide variety of critical sensing, measuring, monitoring and control functions. This business segment is comprised of two units: Gems Sensors, a leading producer of level and flow switches, and TransInstruments, a leading producer of pressure transducers in Europe.

Tank level indicators, level switches, solid state relays and flow meters are manufactured principally for marine and general industrial applications. These products are used in ocean-going tankers, military vessels, petrochemical facilities and industrial and commercial products around the
world.   Hundreds of varieties of liquid-level monitors,
indicators and switches are manufactured for use by more than
30,000 customers.   Pressure transducers are used to measure
pressure as a continuous function and are sold to a wide segment of the general industrial market.

Morse Controls
The Morse Controls business segment is a leading worldwide manufacturer of precision mechanical and electronic control products and systems that are primarily used for pleasure marine and industrial vehicle applications.

This segment produces, among other products; push-pull cable and control systems used to control and actuate functions, such as steering and valve adjustment, and as an alternative to electrical systems. Applications include throttle control and steering systems for both off-the-road vehicles and pleasure boats.

Roltra-Morse
The Roltra-Morse business segment is Italy's leading manufacturer of latches, lifters and cables for automobile doors, windows, trunks, and seats. Its product line also includes pre-assembled door panels that carry all functional components.

Roltra-Morse products also include remote cable gear control systems that employ push-pull cables to transmit motion from the gear lever to the transmission. The segment also offers a broad range of flexible cables for both auto and industrial vehicle applications.

Discontinued Operations

In January 1994 and in August 1994, the Board of Directors approved the Company's plans to sell its Electro-Optical Systems operations and its Turbomachinery operations, respectively. In accordance with APB Opinion No. 30, the disposals of these business segments have been accounted for as discontinued operations and, accordingly, their operating results have been segregated and reported as Discontinued Operations in the accompanying Consolidated Statements of Income.

Electro-Optical Systems
On January 3, 1995, the Company completed the sale of its Baird Analytical Instruments Division to Thermo Instruments Systems Inc. for approximately $12.3 million, which was used to repay a portion of the Company's domestic senior debt outstanding under its previous credit facility (the "Old Credit Agreement"). On June 2, 1995, the Company completed the sale of the Optical Systems and Ni-Tec divisions of Varo Inc. and the Optical Systems division of Baird Corporation, which represented the major part of its Electro-Optical Systems business, to Litton Industries for approximately book value. The proceeds were used on June 2, 1995 to reduce amounts outstanding under the Old Credit Agreement by $8 million and to redeem $40 million of the Company's then outstanding 12.25% senior subordinated debentures on July 6, 1995.

The Company entered into a definitive agreement in September 1996 to sell the Varo Electronic Systems division, the remaining portion of its former Electro-Optical Systems business, to a small defense contractor for approximately net book value. This agreement expired in November 1996 and was subsequently renegotiated and reinstated in January 1997.
The buyer has secured the necessary financing to purchase this business. The Company expects the sale to be completed in the second quarter of 1997, and intends to use the proceeds to reduce debt. The sale of this business will complete the disposal of the Electro-Optical Systems business.

Turbomachinery
On January 17, 1995, the Company completed the sale of its Delaval Turbine and TurboCare divisions and its 50% interest in the Dutch partnership Delaval-Stork, to Mannesmann Demag. The final adjusted purchase price was $119 million of which, $109 million was received at closing, with the remainder earning interest to the Company and to be received at specified future contract dates subject to adjustment as provided in the sale agreement. It is management's expectation that there will be no further adjustment to the purchase price. A portion of the proceeds were used by the Company to pay off its domestic senior debt in January 1995 and in March 1995 the Company redeemed $40 million of its then outstanding 12.25% senior subordinated debentures with the remainder of the proceeds.

See Note 2 to the Consolidated Financial Statements located in Part IV of this Form 10-K Report as indexed at Item 14
(a)(1) for additional details regarding the discontinued operations.


Restructuring Plans

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

In the fourth quarter of 1993, management initiated a strategy to reposition the Company on its less capital intensive businesses that exhibited strong brand name recognition, a broad customer base and market leadership, with less dependence on U.S. Government sales. In connection with this strategy, the Company divested its Turbomachinery and substantially all of its Electro-Optical Systems businesses in 1995 and had planned to sell its Roltra-Morse business in 1996. The Company used these 1995 proceeds, net of related expenses, to repay senior debt outstanding under its Old Credit Agreement in the amount of $89.7 million and to redeem $80 million of its then outstanding 12.25% senior subordinated debentures (See above discussion regarding Discontinued Operations). During 1996, the Company completed the sales of five of its non-operating real estate holdings for net proceeds of $8.6 million. The proceeds were used to repay the Company's domestic senior debt.

Other than the remaining Electro-Optical Systems business as discussed in the Discontinued Operations discussion above, the remaining assets currently held for sale include non-strategic business units of the Company's Power Transmission and Morse Controls segments, as well as certain non-operating real estate originally identified for sale in October 1992. The operating units produced income before taxes of $.1 million for the full year 1996, net of $2.3 million of interest expense, which has been allocated, based on net assets of approximately $21.5 million. The fourth quarter of 1996 includes a charge of $17.1 million to adjust the value of these non-strategic businesses to their expected net realizable values. The Company targets completion of these sales over the next 12 months and intends to apply the proceeds to reduce debt.

Cost Reduction Programs
1996 Program. The fourth quarter of 1996 includes a charge of $7.4 million in continuing operations for restructuring measures taken at several of the Company's European operations to further reduce operating expenses. The Company completed an evaluation of its Roltra-Morse operations during the fourth quarter to determine what structural and other changes were necessary to position this business for profitable future growth. The portion of the charge related to Roltra-Morse was $6.2 million, which includes severance and certain other costs, and a write-off of goodwill. These restructuring measures at Roltra-Morse are expected to reduce operating expenses, improve the effectiveness of engineering resources and produce cost savings in 1997. The remaining restructuring charges relate to severance costs and other expenses related to further restructuring at the Company's Gems European operations and Morse German operation.

The 1996 cost reduction program is expected to reduce expenses by approximately $2.6 million in 1997 and $3.8 million annually thereafter. This program includes a reduction of 126 employees in Europe, or 3.3% of the total number of Company employees at the end of 1996. The required cash outlay related to this program was $.4 million in 1996 and the expected cash requirements during 1997 are $3.1 million. The remainder represents non-cash charges.

1995 Program. In the fourth quarter of 1995, the Company recorded a charge to continuing operations of $5.2 million, including severance and other expenses related to a Company-wide program to reduce general and administrative costs. This program includes a reduction of 65 employees, or 2% of the total number of Company employees, including a reduction of the corporate headquarters staff by 20%. This program reduced general and administrative expenses by approximately $2.7 million in 1996, and is expected to reduce general and administrative expenses by approximately $3.2 million in 1997, $4.1 million in 1998 and annually thereafter. The required cash outlays related to this program were $.6 million and $3.1 million in 1995 and 1996, respectively. The expected final cash outlay during 1997 related to the restructuring of the Company's Morse German operation, which
was delayed in 1996, is $.3 million.   The remainder
represents non-cash charges.

See "Recent Events", "Restructuring Plans" and "Liquidity and Capital Resources" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II, Item 7, and Note 3 to the Consolidated Financial Statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(1) for additional details regarding the asset divestiture and restructuring programs.


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

Product Distribution and Customers

The Company's products are sold primarily through the Company's direct sales forces. During 1996, sales by the Company's direct sales forces were approximately 28%, 75%, 88%, 87% and 100% of the Power Transmission, Pumps, Instrumentation, Morse Controls and Roltra-Morse segments, respectively. The Company's remaining sales are made through distributors, dealers and agents.

The Roltra-Morse segment had sales to one commercial customer (Fiat S.p.A. and its subsidiaries) that accounted for 95%, 90% and 95% of segment sales, and 16%, 19% and 21% of consolidated sales in 1996, 1995 and 1994, respectively.
None of the other business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. No customer other than Fiat S.p.A. and its subsidiaries accounted for 10% or more of consolidated sales in 1996, 1995 or 1994.


Backlog

The Company's continuing operations' backlog of unfilled orders at month end February 1997 and 1996 and at December
31, 1996, 1995 and 1994, by business segment, was as follows:

                  February 28,   February 29,          December 31,
                      1997           1996         1996     1995     1994
                           (Dollars in millions)

Power Transmission   $ 8.2          $ 9.0         $7.7     $8.5     $9.6
Pumps                 37.9           34.3         31.6     33.7     28.9
Instrumentation       18.2           20.9         18.4     18.3     19.2
Morse Controls        21.8           21.6         21.3     21.9     22.8
Roltra-Morse          24.0           23.1         24.9     28.0     27.6

                    $110.1         $108.9       $103.9   $110.4   $108.1

Backlog is considered significant only to the Warren Pumps business of the Pumps segment, given that the products of that operation require long lead times for manufacture, and to the Roltra-Morse segment, the backlog of which is directly tied to a major customer's production schedule. Of the total backlog from continuing operations at December 31, 1996, the Company believes that all but approximately $1.4 million of its orders will be filled in 1997.

Raw Materials

The Company obtains raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. The Company's principal raw materials are metals and plastics. The Company's suppliers and sources of raw materials are based in both the United States and foreign countries and the Company believes that its sources of raw materials are adequate for its needs for the foreseeable future. The loss of any one supplier would not have a material adverse effect on the Company's financial condition or results of operations.

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

Research and Development

The Company's ongoing research and development programs involve the development of new technologies to enhance the performance or lower the cost of manufacturing its products, and the redesign of existing product lines either to increase their efficiency or to lower their manufacturing cost. Expenditures for research and development charged against continuing operations for 1996, 1995 and 1994 by business segment were as follows:

                              Year Ended December 31,
                           1996        1995        1994
                              (Dollars in millions)

Power Transmission        $  .6       $  .7       $  .7
Pumps                       2.1         1.5         1.8
Instrumentation             1.2          .9          .7
Morse Controls              1.7         1.7         1.3
Roltra-Morse                3.7         2.9         1.5
Other                       ---         ---          .1

                           $9.3        $7.7        $6.1


Environmental Matters

In connection with the Company's separation from Transamerica in 1986, three of the Company's properties required compliance with the New Jersey Environmental Cleanup Responsibility Act, which was amended by the Industrial Site Recovery Act ("ISRA"). ISRA required that the Company's three New Jersey industrial establishments undergo an approved remediation by the New Jersey Department of Environmental Protection and Energy (the "NJ DEP"). Remediation has been completed at two sites and final closure approvals have been sought. As a result of the sale of a portion of the third establishment, this site has been divided into two separate sites for ISRA compliance. Both sites have undergone cleanup but the NJ DEP has requested and received from the Company additional sampling information.
If further cleanup is required, the Company does not expect it to have a material adverse effect on its financial condition.

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

Employees

At December 31, 1996, the Company employed approximately 3,900 persons worldwide, of which 3,700 relate to continuing operations. Approximately 2,000 persons were employed in the United States, and approximately 1,900 persons were employed outside of the United States. Approximately 1,800 of the employees associated with continuing operations are located in the United States. There are approximately 900 persons worldwide covered by collective bargaining agreements with various unions expiring at various dates in 1997 through 1999. The Company considers its relations with its employees to be satisfactory.

Item 2.            Properties.

The Company's continuing operations have 27 manufacturing facilities in 9 states in the United States, the United Kingdom, Germany, Italy, France, Poland, Singapore, Sweden, Switzerland, and Australia of which 18 are owned and 9 are leased. In addition, the Company owns 7 closed manufacturing facilities (approximately .8 million square feet of building space on 110 acres of land) that are being offered for sale. The properties owned by the Company consist of approximately
2.2 million square feet of building space, inclusive of the .8 million square feet of the closed facilities, on approximately 324 acres (including 169.6 acres of undeveloped land). The leases expire over a period of years from 1998 to 2054 with renewal options for varying terms contained in 3 of the leases. The Company's executive office, which is leased by the Company, is located in Lawrenceville, New Jersey, and occupies approximately 37,140 square feet.

The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The Company believes that its properties have sufficient capacity to substantially increase their current utilization without incurring significant additional capital expenditures.

The manufacturing facilities of the Company (excluding those held for sale) by business segment are summarized below:

                                                Square Feet of
                                                Building Space
                         Number of Plants       (In thousands)
                         Owned     Leased       Owned     Leased

Power Transmission         4         ---          366        ---
Pumps                      4           1          570          2
Instrumentation            3         ---          107        ---
Morse Controls             5           5          335        268
Roltra-Morse               2           3           55        260
   Continuing Operations  18           9        1,433        530
Discontinued Operations  ---           2          ---        140
                          18          11        1,433        670


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

In January 1993, the Company was served with a complaint in a case brought in the U.S. District Court for the Northern District of California by International alleging that, among other things, because International policies did not cover the matters in question in the LILCO case, it was entitled to recover $10 million in defense costs previously paid in connection with such case and $1.2 million of the judgment which was paid on behalf of the Company. In June 1995, the Court entered a judgment in favor of International awarding it $11.2 million, plus interest from March 1995 (the "International Judgment"). The International Judgment, however, was not supported by an order, and in July 1995, the court vacated the International Judgment as being premature because certain outstanding issues of recoverability of the $10 million in defense costs had not been finally determined. The Company is awaiting a final decision. If the International Judgment is reinstated, the Company intends to appeal. If the ultimate outcome of this matter is unfavorable, the Company will record a charge for the judgment amount plus accrued interest.

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 6,100 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases involving approximately 20,000 claimants which in 1996 were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

There are lawsuits pending against the Company in the U.S. District Court for the Western District of Pennsylvania alleging component failures in equipment sold by its former diesel engine division and claiming damages of approximately $3.0 million, and in the Circuit Court of Cook County, Illinois, alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8.0 million. Each lawsuit is in the discovery stage and the Cook County suit is scheduled for trial in late 1997.

The major portion of the Company's former Electro-Optical Systems business was sold to Litton Industries in a transaction, which closed on June 2, 1995. The sales contract between the Company and Litton Industries provided certain representations and warranties as to the status of the business at the time of the sale. By letters dated November 19, 1996 and November 26, 1996, Litton has notified the Company of claims under the representations and warranty provisions for: (1) environmental losses of unspecified amounts, and (2) anticipated losses in excess of $9 million under a U.S. Government contract as a result of the Company's alleged failure to notify Litton of a reasonably anticipated loss under a bid that was pending at the time of transfer of the business. The contract was subsequently awarded to the Company's Varo subsidiary and thereafter transferred to Litton. The Company has preliminarily analyzed the supporting documentation provided by Litton and has notified Litton that it disputes the nature, validity, and amount of the claims of losses and objects to the timeliness of submission of notice to the Company with respect to the claims. The Company believes the claims are without merit and intends to vigorously defend against the claims.

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

With respect to the litigation and claims described in the preceding paragraphs, management of the Company believes that it either expects to prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, as to the ultimate outcome of any of these matters.

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



Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1996.

Executive Officers of the Registrant

The following table sets forth information concerning the names, ages and principal occupations of the executive officers of the Company:

Name                         Age    Principal Occupation

Donald K. Farrar *            58    Chairman, Chief Executive Officer and
                                          President
Thomas J. Bird, Jr.           53    Executive Vice President, General Counsel
                                          and Secretary
William M. Brown              54    Executive Vice President, Chief Financial
                                          Officer and Corporate Controller
John J. Carr                  54    Executive Vice President
Donald N. Rosenberg           56    Senior Vice President, Human Resources
Robert A. Derr II             51    Vice President and Treasurer
Frederick W. Wojtowicz        45    Vice President and Director of Tax

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

Thomas J. Bird, Jr. was promoted to his current position in October 1994. Mr. Bird served as Senior Vice President, General Counsel and Secretary from June 1992 to October 1994, and as Vice President and Associate General Counsel from July 1990 to June 1992. Prior to joining the Company in July 1990, Mr. Bird held various positions with General Electric Company for 18 years, most recently as Group Counsel, RCA Aerospace and Defense division from August 1987 to February 1988 and as General Counsel to GE Aerospace of General Electric Company from February 1988 until joining the Company.

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

Donald N. Rosenberg joined the company in his current position in May 1996. Previously, he was Director, Global Compensation, Benefits and HR Systems for Halliburton Energy Services from 1995 to May 1996. From 1992 to 1995, Mr. Rosenberg was an independent human resources consultant, with Jostens Inc. as a primary client. Prior to 1992, Mr. Rosenberg held various positions with Xerox Corporation for 25 years, most recently as Corporate Manager, U.S. and International Compensation.

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

Each of these executive officers will hold office until his successor is chosen and qualifies or until his earlier resignation or removal. Any officer may be removed at any time by the Board of Directors without prejudice to any contract rights that he may have.



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


1996:
1st Quarter           7-5/8     5-3/4         ---
2nd Quarter           8-1/8     5-3/8         ---
3rd Quarter           5-7/8     4-7/8         ---
4th Quarter           5-1/2     2-3/4         ---


1997:
1st Quarter           3-7/8     2-7/8         ---
  (through March 14, 1997)


The last sale price for the Company's Common Stock as reported by the New York Stock Exchange on March 14, 1997, was $3 per share. As of March 14, 1997, there were approximately 18,490 holders of record of the Company's
Common Stock.

Two of the Company's long-term debt agreements contain, among other provisions, a restriction on retained earnings available for payment of dividends. Under the most restrictive provisions the Company is prohibited from declaring or paying cash dividends through at least April 30, 2003.



Item 6.      Selected Financial Data.
(Dollars in millions except per share amounts)

Year Ended December 31, (a)   1996     1995*     1994*     1993*     1992*

Net sales                   $468.6    $472.4    $463.9    $494.2    $573.2
Gross profit                 132.6     131.9     130.8     144.5     143.9
Selling, general and
  administrative expenses     95.2      87.9      86.8     108.5     112.7
Research and development
  expenses                     9.3       7.7       6.2       9.2       9.9
Unusual items                 24.6      10.2       ---      15.7      16.7
Income from continuing
  operations before
  interest expense, income
  taxes, minority interest,
  extraordinary item and
  change in accounting
  principle                    4.9      29.3      40.5      12.0       7.0
Interest expense              33.3      31.5      34.0      38.4      44.5
Income (loss) from
  continuing operations
  before extraordinary
  item and cumulative
  effect of change in
  accounting principle       (41.8)     12.5       3.6     (40.1)    (25.8)
Discontinued operations,
  net of taxes                (8.1)     21.6       5.6    (212.4)    (29.2)
Extraordinary item            (8.5)     (4.4)     (5.3)    (18.1)      ---
Cumulative effect of
  change in accounting
  principle, net of taxes (b)  ---       ---       ---       ---     (27.6)
Net income (loss)            (58.4)     29.7       3.9    (270.6)    (82.6)
Earnings (loss) per share:
  Continuing operations
    before extraordinary
    item and cumulative
    effect of change in
    accounting principle     (2.44)      .73       .22     (2.37)    (1.53)
  Discontinued operations     (.48)     1.27       .32    (12.58)    (1.73)
  Extraordinary item          (.49)     (.26)     (.31)    (1.07)      ---
  Cumulative effect of
    change in accounting
    principle                  ---       ---       ---       ---     (1.64)
  Net income (loss)          (3.41)     1.74       .23    (16.02)    (4.90)
Cash dividends per share       ---       ---       ---       ---      .375
Capital expenditures          18.0      20.9       9.2      10.4      15.0
Depreciation and
  amortization expense        19.8      19.1      22.0      23.2      24.2
Working capital               44.1      62.8     135.2     107.1     111.0
Total assets:
  Continuing operations      396.8     422.0     414.3     454.9     583.8
  Discontinued operations     14.8      12.9     145.0     141.7     328.0
      Total assets           411.6     434.9     559.3     596.6     911.8
Total long-term debt
 including current portion   266.9     233.9     394.0     362.3     399.4
Shareholders' equity
 (deficit)                   (54.9)      5.3     (28.0)    (35.7)    239.4


(a) The notes to the consolidated financial statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.

(b) In 1992, the Company adopted FASB Statement No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions."

*Restated to conform to 1996 presentation.



Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.


The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the audited Consolidated
Financial Statements included elsewhere in this Form 10-K
Report.

Recent Events

In April 1996, the Company refinanced all of its domestic debt. Under the terms of the refinancing, the Company issued $155 million of 11.75% senior subordinated notes due in 2006 (the "Notes"), priced at a discount to yield 12%. The Company also entered into an agreement for $175 million in senior secured credit facilities with a group of lenders (the "New Credit Agreement"), which provides for a $70 million revolving credit facility (including a letter of credit sub-facility) through April 30, 2001. In addition, the New Credit Agreement provided a $25 million term loan amortizing to April 2001, a $35 million term loan amortizing to April 2001, and a $45 million term loan amortizing to April 2003. See "Liquidity and Capital Resources" for further details.

On November 11, 1996 the Company announced the withdrawal from its divestiture program of the Roltra-Morse business, the Company's Italian subsidiary, because threats made by an unsuccessful bidder for the business to revoke certain license agreements made it impossible for the Company to receive fair value for the business. The Company has filed a lawsuit to resolve this matter. Roltra-Morse has been reclassified as a continuing operation and prior years results have been restated to reflect this change.

The Company had a net loss of $58.4 million on sales of $468.6 million for the year ended December 31, 1996, largely as a result of nonrecurring charges as described in the
paragraphs below.   In 1995 and 1994, net income was $29.7
million and $3.9 million, on sales of $472.4 million and $463.9 million, for each of these years, respectively. Net income (loss) per share by component is summarized below:

Earnings (loss) per share:        1996        1995        1994

Continuing Operations
   Before Extraordinary Item   $ (2.44)     $  .73       $ .22
Discontinued Operations           (.48)       1.27         .32
Extraordinary Item                (.49)       (.26)       (.31)
Net income (loss)              $ (3.41)     $ 1.74       $ .23


Both the fourth quarter and the full year 1996 results were negatively impacted by the withdrawal of Roltra-Morse from sale. Roltra-Morse had an operating loss before interest, taxes and minority interest of $10.2 million for the fourth quarter of 1996 and an $8.9 million loss for the year, compared to income of $6.3 million for the full year 1995. The 1996 loss corresponds to a decrease in sales for the year of $18.9 million or 19%, reflecting the decline in Fiat auto sales in Italy, the principal market for the auto components produced by Roltra-Morse. In addition, the 1996 loss includes $6.2 million in restructuring charges and write-off of goodwill. These restructuring measures are expected to reduce operating expenses, improve the effectiveness of engineering resources and produce cost savings in 1997.

In addition to the Roltra-Morse operating results, the 1996 results were severely impacted by $27.1 million of other non-cash charges, necessitated by the withdrawal of Roltra-Morse from sale. These charges included a $17.1 million fourth quarter charge to reflect the expected realizable values of other assets approved for sale in replacement of Roltra-Morse and the third quarter reversal of $10 million of favorable tax benefits that had been associated with the planned Roltra-Morse divestiture.

The 1996 results also reflect largely non-cash charges of $8.1 million related to discontinued operations previously sold, and $8.5 million related to the Company's debt refinancing in April 1996.

The third and fourth quarter 1996 losses placed the Company in technical violation of certain covenants under the New Credit Agreement. The Company initially received a waiver of these violations through December 20, 1996, which waiver was extended through February 20, 1997. On February 19, 1997, the Company reached an agreement with its senior lenders to amend the covenants of the New Credit Agreement under which all previous defaults have been permanently waived and the Company intends to sell approximately $50.0 million of non-core assets, about one third of which is non-operating real estate, and use the proceeds to reduce senior debt.

On March 21, 1997, the Company announced that it had retained Credit Suisse First Boston to help it explore strategic alternatives including the possibility of a merger or sale of the Company. The impact of this action, if any, on the remaining asset sales is uncertain at this time.


Restructuring Plans

Background

In October 1992, the Company determined that it needed to de-lever its balance sheet through the sale of certain businesses and the application of the proceeds from the divestitures to reduce debt. Pursuant to this decision, the Company divested its Heim Bearings, Aerospace, Barksdale Controls and CEC Instruments businesses. In 1993, management, under Donald K. Farrar, who became Chief Executive Officer in September 1993, initiated a strategy to reposition the Company to focus on its less capital intensive businesses that exhibited strong brand name recognition, a broad customer base and market leadership with less dependence on U.S. Government sales. In connection with this strategy, the Company divested its Turbomachinery and most of its Electro-Optical Systems businesses during 1995 and had planned to sell its Roltra-Morse business in 1996. See "Liquidity and Capital Resources" for further details.

In January 1997, other assets were identified and approved for sale in replacement of the previously planned sale of Roltra-Morse. These assets include non-strategic business units within the Company's Power Transmission and Morse
Controls segments.


1996 Asset Sales

During 1996, the Company completed the sales of five of its non-operating real estate holdings for net proceeds of $8.6 million. The proceeds were used to repay the Company's domestic senior debt.

Remaining Asset Sales

The Company entered into a definitive agreement in September 1996 to sell the Varo Electronic Systems division, the remaining portion of its former Electro-Optical Systems business, to a small defense contractor for approximately net book value. This agreement expired in November 1996 and was subsequently renegotiated and reinstated in January 1997.
The buyer has secured the necessary financing to purchase this business. The Company expects to complete the sale in the second quarter of 1997 and will use the net proceeds to reduce debt.

Assets currently held for sale include non-strategic business units of the Company's Power Transmission and Morse Controls segments, as well as certain non-operating real estate originally identified for sale in October 1992. The fourth quarter of 1996 includes a charge of $17.1 million to adjust the value of these assets to the expected net realizable values. The Company targets completion of these sales over the next 12 months and will apply the net proceeds to reduce debt.

Cost Reduction Programs

1996 Program. The fourth quarter of 1996 includes a charge of $7.4 million to continuing operations for restructuring measures taken at several of the Company's European operations to further reduce operating expenses. The Company completed an evaluation of its Roltra-Morse operations during the fourth quarter to determine what structural and other changes were necessary to position this business for profitable future growth. The portion of the charge related to Roltra-Morse was $6.2 million, which includes severance, certain other costs and a write-off of goodwill. The restructuring measures at Roltra-Morse are expected to reduce operating expenses, improve the effectiveness of engineering resources and produce cost savings in 1997. The remaining restructuring charges relate to severance costs and other expenses related to further restructuring at the Company's Gems European operations and Morse German operation.

The 1996 cost reduction program is expected to reduce expenses by approximately $2.6 million in 1997 and $3.8 million annually thereafter. This program includes a reduction of 126 employees in Europe, or 3.3% of the total number of Company employees at the end of 1996. The required cash outlay related to this program was $.4 million in 1996 and the expected cash requirements during 1997 are $3.1 million. The remainder represents non-cash charges.

1995 Program. In the fourth quarter of 1995, the Company recorded a charge to continuing operations of $5.2 million, including severance and other expenses related to a Company-wide program to reduce general and administrative costs.
This program included a reduction of 65 employees, or 2% of the total number of Company employees at the end of 1995, including a reduction of the corporate headquarters staff by 20%. This program reduced general and administrative expenses by approximately $2.7 million in 1996, and is expected to reduce general and administrative expenses by approximately $3.2 million in 1997, $4.1 million in 1998 and annually thereafter. The 1996 benefit realized from this program was offset by certain increases in selling and other expenses. See "Results of Operations" below. The required cash outlays related to this program were $.6 million and $3.1 million in 1995 and 1996, respectively. The expected final cash outlay during 1997 related to the restructuring of the Company's Morse German operation which was delayed in 1996, is $.3 million. The remainder represents non-cash charges.


Results of Operations

The Company's remaining Electro-Optical Systems business is accounted for as a discontinued operation. Accordingly, the operating results of this business have been segregated and reported as Discontinued Operations in the audited Consolidated Financial
Statements included elsewhere in this Form 10-K Report. The discussion that follows concerns only the results of continuing operations, which are grouped into five business segments for management and segment reporting purposes: Power
Transmission, Pumps, Instrumentation, Morse Controls and
Roltra-Morse.


1996 Compared to 1995

Sales. Net sales from continuing operations in 1996 were $468.6 million, compared with $472.4 million in 1995. Sales increases of 14.0%, 3.7% and 4.5% in the Pumps, Instrumentation and Morse Controls segments, respectively, were offset by decreases of 5.9% in the Power Transmission segment and 19.1% in the Roltra-Morse segment in 1996 compared with 1995. See "Segment Operating Results" below.

Gross Profit. The gross profit in 1996 increased slightly to 28.3% of sales compared with 27.9% in 1995. See "Segment
Operating Results" below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.4 million, or 8.4%, in 1996 over the 1995 level. The net increase reflects approximately $2.0 million in additional costs related to the recent acquisitions of RMH in late December 1995 and Imo Pompes SA in March 1996, other net increases of approximately $8.6 million from the Company's operating segments and approximately $1.0 million in costs associated with the unsuccessful attempt to sell Roltra-Morse. These increases were partially offset by a decrease in expenses of $2.7 million associated with the cost reduction program adopted in the fourth quarter of 1995, net reductions of approximately $1.2 million to previously recorded provisions, and a net reduction of approximately $.5 million in other
expenses.   The net increase of $8.6 million from the
operating segments reflects increased selling expenses of $2.0 million primarily related to planned increases at the Pumps and Instrumentation segments and increased general and administrative expenses of $6.6 million related primarily to the Roltra-Morse segment representing a series of individually insignificant items and the effect of expense reductions experienced in 1995 which did not recur in 1996. See also discussion of Pensions and Retiree Medical and Life Insurance under "Other Operating Results" below.

Interest Expense. Average borrowings in 1996 were approximately $2.8 million higher than in 1995. Total interest expense (before allocation to discontinued operations) of $35.1 million in 1996 was $1.3 million, or 3.6%, less than in 1995, principally due to the refinancing of the corporate debt at more favorable interest rates. Interest expense for continuing operations excludes interest expense allocated to discontinued operations of $1.8 million in 1996 and $5.0 million in 1995.

Income (Loss) from Continuing Operations. The Company had a loss from continuing operations of $41.8 million, or $2.44 per share, in 1996, which included unusual charges of $24.6 million and a reversal of a previously recognized deferred tax benefit of $10.0 million. A significant portion of the 1996 loss is attributable to the poor results of the Company's Roltra-Morse business and to the fact that the Company was unable to sell this business as previously planned. In 1995, income from continuing operations was $12.5 million, or $.73 per share, which included unusual charges of $10.2 million and a deferred tax benefit of $17.0 million. See "Other Operating Results" for discussion regarding Unusual Items and Provision for Income Taxes.

Income (Loss) from Discontinued Operations. The Company had a loss from discontinued operations of $8.1 million, or $.48 per share, in 1996 as compared to income of $21.6 million (net of income tax expense of $5.2 million), or $1.27 per share, in 1995.

Operating results from discontinued operations was income of $.4 million and a loss of $1.4 million in 1996 and 1995, respectively. Results from operations for the discontinued operations include allocations for interest of $1.8 million in 1996 and $5.0 million in 1995. The 1996 net income was netted against the increase in estimated reserve requirements, while the 1995 net loss, including allocated interest, was charged against the reserve for anticipated losses previously established by the Company.

The loss on sale of discontinued operations of $8.1 million in 1996 represents charges recorded by the Company in the third and fourth quarters of 1996 related to changes in estimates on legal and other reserve requirements of retained liabilities associated with its former Electro-Optical and Turbomachinery businesses. The Company performs a review of the assumptions used in determining the estimated loss from discontinued operations on a quarterly basis. Management believes that the recorded amount is adequate. The amounts of the recorded liabilities, which are based on current estimates, may differ from actual results. The gain on sale of discontinued operations recorded in 1995 includes an aggregate net gain of $21.6 million on the sale of the Company's former Turbomachinery business and substantially all of its former Electro-Optical Systems business.

The Company retained certain liabilities upon the 1995 sales of the Electro-Optical Systems and Turbomachinery businesses of approximately $21.0 million and $28.0 million, respectively. Required cash outlays in 1996 and 1995 were $6.5 million and $5.7 million, related to the former Electro-Optical Systems business, and $4.1 million and $14.1 million, related to the former Turbomachinery business. The expected 1997 cash requirements are approximately $4.6 million and $3.9 million for liabilities related to the Electro-Optical Systems and Turbomachinery sales, respectively.

Net Income (Loss). The net loss in 1996 was $58.4 million compared with income of $29.7 million in 1995. Net loss per share in 1996 was $3.41 compared with net income per share of $1.74 in 1995.


1995 Compared to 1994

Sales. Net sales from continuing operations in 1995 were $472.4 million, compared with $463.9 million in 1994. Sales from core operations (excluding operations sold in 1994 that were not accounted for as discontinued operations) increased 2.9% in 1995 compared with the 1994 level of $459.1 million. All sales in 1995 were from core operations. The Company's Power Transmission, Pumps, Instrumentation and Morse Controls business segments contributed to this 1995 sales increase, partially offset by a decrease in sales from the Roltra-Morse business compared to 1994. See "Segment Operating Results" below.

Gross Profit. The gross profit in 1995 remained relatively constant at 27.9% of sales compared with 28.2% in 1994. See
"Segment Operating Results" below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percent of sales remained relatively constant at 18.6% in 1995 compared with 18.7% in 1994. General and administrative expenses decreased in 1995 due principally to a full year of cost savings attributable to a year-end 1993 cost reduction program. A portion of the savings was offset by increased selling expenses resulting from the Instrumentation segment's efforts to expand marketing of transducer products in the United States and Gems products in Europe, as well as to increase sales in the Far East markets. Research and development expenditures were 1.3% of sales in both 1995 and 1994.

Interest Expense. Average borrowings in 1995 were approximately $120 million lower than in 1994. As a result, total interest expense (before allocation to discontinued operations) of $36.4 million in 1995 was $15.3 million, or 30%, less than in 1994. Interest expense for continuing operations excludes interest expense allocated to discontinued operations of $5.0 million in 1995 and $17.4 million in 1994.

Income from Continuing Operations. The Company had income from continuing operations of $12.5 million, or $.73 per share, in 1995, which included unusual charges of $10.2 million and a deferred tax benefit of $17.0 million. In 1994, income from continuing operations was $3.7 million, or $.22 per share. See "Other Operating Results" for discussion regarding Unusual Items and Provision for Income Taxes.

Income from Discontinued Operations. The Company had income from discontinued operations of $21.6 million (net of income tax expense of $5.2 million), or $1.27 per share, in 1995 as compared to income of $5.6 million (net of income tax expense of $.8 million), or $.32 per share, in 1994. The income recorded in 1995 includes an aggregate net gain of $21.6 million on the sale of the Company's former Turbomachinery business and substantially all of its former Electro-Optical Systems business. Results from operations for the discontinued operations include allocations for interest of $5.0 million and $17.4 million for 1995 and 1994, respectively.

Net Income. Net income in 1995 was $29.7 million compared with $3.9 million in 1994. Net income per share in 1995 was $1.74 compared with a net income per share of $.23 in 1994.


Other Operating Results

Unusual Items. During the fourth quarter of 1996, the Company recognized unusual charges of $24.6 million in income from continuing operations. Restructuring charges totaled $7.4 million, including $4.6 million in severance benefits and other expenses related to measures taken to further reduce general and administrative costs and $2.8 million related to the impairment of certain long-lived assets ($.9 million included in the Instrumentation segment, $.3 million included in the Morse Controls segment and $6.2 million included in the Roltra-Morse segment). Additionally, a charge of $17.1 million was recognized related to the write-down of other assets approved for sale in replacement of Roltra-Morse and certain non-operating real estate to net realizable value (included in Corporate Expense). Of the $24.6 million of unusual charges, the required cash outlay in 1996 was $.4 million and the expected cash requirements during 1997 are $4.1 million. The remainder represents non-cash charges.

During the fourth quarter of 1995, the Company recognized unusual charges of $10.2 million in income from continuing operations. These charges include $5.2 million in severance benefits and other expenses related to a Company-wide program to reduce general and administrative costs ($.9 million included in the Instrumentation segment, $1.5 million included in the Morse Controls segment, $1.2 million included in the Roltra-Morse segment, and $1.6 million included in Corporate Expense). In addition, the unusual charges include $5.0 million related to the write-down of non-operating real estate to net realizable value (included in Corporate Expense). Of the $10.2 million of unusual charges, the required cash outlays in 1995 and 1996 were $.6 million and $3.1 million, respectively, and the expected cash requirements during 1997 are $.3 million. The remainder represents non-cash charges.

Extraordinary Items. As a result of the 1996 refinancing of the Company's domestic debt, the twelve months ended December 31, 1996 include an extraordinary charge of $8.5 million after-tax, representing the charges incurred in connection with the early extinguishment of debt as well as the write-off of previously deferred loan costs.

The twelve months ended December 31, 1995 include an extraordinary charge of $4.4 million after-tax, representing charges related to the early extinguishment of portions of the Company's debt under its previous credit facility (the "Old Credit Agreement") and its formerly outstanding 12.25% senior subordinated debentures.

The twelve months ended December 31, 1994 include an extraordinary charge of $5.3 million after-tax, $.31 per share, representing fees and charges related to extinguishment of debt in connection with the restructuring of the Company's credit facilities in August 1994.

Provision for Income Taxes. Income tax expense from continuing operations was expense of $13.7 million for 1996, a benefit of $13.9 million for 1995, and expense of $2.4
million for 1994.   The 1996 amount includes current tax
expense of $3.7 million representing foreign and state income taxes. Additionally, as a result of withdrawing Roltra-Morse from sale in 1996 the Company recognized a provision of $10.0 million against deferred tax benefits previously recognized based on an anticipated gain on the sale. In 1995, the Company reduced the valuation allowance applied against the net operating loss carryforwards by $17.0 million based upon reasonable and prudent tax planning strategies and future income projections including the planned sale of Roltra-Morse. As a result of withdrawing Roltra-Morse from sale in 1996, the Company recorded a provision of $10.0 million against deferred tax benefits previously recognized based on an anticipated gain on this sale. This reduced the deferred tax benefit to $5.1 million at December 31, 1996, to a level where management believes that it is more likely than not that the tax benefit will be realized. The total amount of future taxable income in the U.S. necessary to realize the asset is approximately $14.0 million. The Company expects to generate this income principally through the implementation of reasonable tax planning strategies and future income projections, including an anticipated reduction of interest expense of approximately $2.5 million in 1997 and $5.0 million annually thereafter. This interest cost savings is based on debt reductions from proceeds of the planned sale of approximately $50.0 million of non-core assets. See "Recent Events" above. Although the Company has a history of prior losses, these losses were primarily attributable to divested businesses and unusual items. The remaining valuation allowance is necessary due to the uncertainty of future income estimates.

The 1995 amount includes current tax expense of $3.1 million representing foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards on its domestic earnings. This amount is offset by a deferred tax benefit in 1995 of $17.0 million, representing a reduction, taken when Roltra-Morse was approved to be held for sale, in the deferred tax valuation allowance against U.S. net operating loss carryforwards. The 1994 income tax expense represents foreign and state income taxes.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

The Company has net operating loss carryforwards of approximately $106 million expiring in years 2002 through 2011, and minimum tax credits of approximately $2.1 million, which may be carried forward indefinitely. Included in the net operating loss carryforwards are foreign tax credits of approximately $7.4 million, expiring through 2001, which for financial and tax reporting purposes, are reflected as deductible foreign taxes. These carryforwards are available to offset future taxable income. These existing tax loss carryforwards will allow the Company's future earnings to be essentially free from the payment of U.S. taxes for the foreseeable future.

Taxes have not been provided on the unremitted earnings of foreign subsidiaries since it is the Company's intention to indefinitely reinvest these earnings overseas. The amount of foreign withholding taxes that would be payable on remittance of these earnings is approximately $.9 million.

Pensions and Retiree Medical and Life Insurance. In March 1994, the Company amended its policy regarding retiree medical and life insurance plans. This amendment, which affects some current retirees and all future retirees, phased out the Company subsidy for retiree medical and life insurance over the three-year period ended December 31, 1996. The Company amortized the associated reserves to income from continuing operations over the phase-out period. The pre-tax amounts amortized to income from continuing operations were $4.3 million, $4.6 million and $4.4 million in 1996, 1995 and 1994, respectively. The Company did not experience a significant increase or decrease in cash requirements related to this change in policy during this phase-out period.

Effective with the December 31, 1996 measurement date, the Company revised certain assumptions including the discount rate, the expected long-term rate of return on assets and mortality assumptions to reflect current market and demographic conditions. These changes are not expected to have a material effect on future year's pension expense or Company expenses related to retiree medical and life insurance.

Segment Operating Results

Operating results by business segment for the years 1996, 1995 and 1994 are summarized below:


Power Transmission:     1996       1995       1994
                              (in millions)
Net Sales             $ 89.5     $ 95.1     $ 93.3
Segment Operating
  Income                 9.0       11.3        8.9

Power Transmission segment net sales and operating income decreased 5.9% and 21.0%, respectively, in 1996 compared with 1995. The sales decrease was due to a market shift from DC to AC drives and a downturn in the U.S. gear market in 1996, resulting in major customers' adjusting their inventory levels, after a relatively strong year in 1995. The 21.0% decrease in segment operating income resulted from the sales decrease and the higher unabsorbed costs experienced at the decreased volumes.

In 1996, the segment successfully launched two compact new AC variable speed drives for controlling electric motors from 1/6-to-1-horsepower, a range that covers 40% of the total market for packaged drives in North America. Designed primarily for use on pumps and ventilator fans, the new "micro" inverter has more features and a lower price than competitive units.

Power Transmission segment net sales remained strong across substantially all markets in 1995, increasing 1.9% over 1994, despite a nearly $2.0 million decline in sales to the printing market. Operating income rose more than 25% for the year, largely as a result of cost containment efforts and a shift in product mix, which resulted in a higher level of manufacturing activity.


Pumps:                  1996       1995       1994
                              (in millions)
Net Sales            $ 107.6     $ 94.4     $ 90.4
Segment Operating
  Income                11.5        9.9       10.4

Pumps segment net sales increased 14.0% and operating income increased 16.7% in 1996 compared with the prior year. The results of Imo Pompes SA, a French licensee acquired in March 1996, contributed 5.7% and 9.7% to the net sales and segment operating income increases in 1996. Additionally, the segment is experiencing continued growth in its U.S. industrial markets and strong export demand, driven by products in crude oil transfer, power generation and general industrial markets, as well as increased demand in the U.S. marine market.

Pumps segment net sales in 1995 were up 4.4% from 1994, 2.1% of which was the result of effects of foreign exchange rate changes. However, segment operating income decreased 5.4% due to a shift in product mix. Startup costs related to a new line of corrosive-resistant composite pumps also adversely affected income, as did expenses caused by now resolved technical difficulties related to a custom, high performance product order.


Instrumentation:        1996       1995       1994
                              (in millions)
Net Sales             $ 78.9     $ 76.1     $ 72.2
Segment Operating
  Income (1)             7.4        6.7        9.8

(1) The Instrumentation segment's operating income includes unusual charges of $.9 million in both 1996 and 1995.

Instrumentation segment net sales increased 3.7% in 1996, while operating income increased 9.3% compared to the prior year. The segment's operating income continues to benefit from the operational improvements made at a factory in England, which were part of the 1995 restructuring program, and increased demand in the U.S. Partially offsetting this increase is the slowdown experienced in the European market in general and a problem of delayed shipments from the U.K. facility. A new management team has been put into place at the Gems European operation, and the operation is beginning to show improved results, particularly in relation to solving the problem of delayed shipments from the U.K. facility. Operating income was also negatively impacted in 1996 by $.9 million of restructuring charges for additional measures being implemented in Europe.

The Instrumentation segment experienced a double-digit growth rate in its industrial business in 1995, offset by a 40% drop in sales to the U.S. Navy. The result was an overall increase in net sales of 5.4% for the year. 1995 earnings were negatively impacted by the costs associated with a restructuring of this segment's European operations coupled with a significant investment in new marketing and sales initiatives.

During 1995, the Instrumentation segment closed its plant in Frankfurt, Germany and shifted production of certain products into a lower-cost manufacturing facility in the U.K. Total fourth quarter costs relating to this relocation exceeded $1.2 million, including $.9 million of unusual items. In response to the growing global markets for fluid sensor products, the Company spent an additional $2.0 million in 1995 to upgrade its sales and marketing organization and launched several new marketing initiatives. The marketing efforts included an aggressive new trade-advertising program designed to produce a continuing source of new sales leads.


Morse Controls:         1996       1995       1994
                              (in millions)
Net Sales            $ 112.5    $ 107.7    $ 100.1
Segment Operating
  Income (1)             8.6        5.3        5.7

(1) The Morse Controls segment's operating income includes unusual charges of $.3 million and $1.5 million in 1996 and 1995, respectively.

Morse Controls segment net sales of $112.5 million were up 4.5% for 1996, as compared with 1995 net sales. Segment operating income increased 62.2% compared to the 1995 period. Excluding unusual charges in both periods, operating income increased 30.9% in 1996. The segment has been favorably affected in 1996 by the acquisition of a Swedish manufacturer of specialized electronic controls, which was completed in late December 1995, and accounted for 4.9% of the net sales increase and 16.6% of the segment operating income increase of 30.9% (excluding unusual charges). Operating income also started to experience benefits in 1996 from improvements at the segment's operation in Germany, which was restructured to consolidate facilities and reduce costs as part of the restructuring program adopted in late 1995.

Morse Controls segment net sales of $107.7 million were up 7.6% for 1995, as compared with $100.1 million in net sales in 1994, due to increases in the mobile equipment, aviation
and other general industrial markets.   1995 segment
operating income of $5.3 million decreased $.4 million as compared with the 1994 level of $5.7 million. In the fourth quarter of 1995, the segment recorded unusual charges of $1.5 million related to a major downsizing of its European operations, and non-cash adjustments of $1.5 million, principally related to inventory. Excluding unusual items and non-cash charges, segment operating income increased to $8.3 million in 1995, as compared with $5.7 million in 1994.

Roltra-Morse:           1996       1995       1994
                              (in millions)
Net Sales             $ 80.2     $ 99.1    $ 103.1
Segment Operating
  Income (1)            (8.4)       6.0        9.2

(1) The Roltra-Morse segment's operating income includes unusual charges of $6.2 million and $1.2 million in 1996 and 1995, respectively.

Roltra-Morse segment net sales decreased to $80.2 million in 1996, or 19.1%, from $99.1 million in 1995. Segment operating results were a loss of $8.4 million in 1996 compared with segment operating income of $6.0 million in the 1995 period. Excluding unusual charges in both periods, segment operating results were a loss of $2.2 million compared with income of $7.2 million in 1995. This significant decrease in net sales and operating income in 1996 was due to the decline in Fiat auto sales in Italy, the major market for the auto components produced by Roltra-Morse. The volumes were directly affected by weak auto sales in Italy, where continuing political and economic uncertainty and reduced government spending have depressed consumer spending. Additionally, the strengthening of the lira had a negative impact on exports.

During the fourth quarter of 1996, the Company completed an evaluation of the Roltra-Morse operation to determine structural and other changes to position this business for profitable future growth. As a result of this evaluation, unusual charges of $6.2 million were recorded in the fourth quarter of 1996, consisting of restructuring charges and goodwill write-offs. These measures were taken to reduce operating expenses and improve the effectiveness of engineering resources, which are expected to result in cost savings of approximately $1.4 in 1997 and $2.2 million annually thereafter. The 1995 unusual charges of $1.2 million related to the shutdown of a plant in southern Italy and the related loss on the sale of that building.

Roltra-Morse has now expanded its manufacturing operations into Poland, Brazil and Turkey to supply auto components to Fiat and other auto makers, while maintaining its leading supplier role in Italy. The popular new mid-size Fiat Marea, launched in 1996, is fitted with Roltra-Morse window regulators, seat latches and accelerator, clutch and brake cables. During
1996, new business was also secured from a number of other European auto makers, including Opel, Saab, Porsche, Rover
and Rolls Royce.   In 1996 the corporate headquarters funded
$3.5 million to Roltra-Morse for product growth, expansion into Brazil and implementing restructuring cost improvements. In the first quarter of 1997, an additional $6.5 million has been funded to Roltra-Morse.

Company-Wide Fourth Quarter Results

Net sales from continuing operations in the fourth quarter of 1996 were $114.1 million, compared with $111.3 million in the fourth quarter of 1995. The Company had a loss from continuing operations of $32.2 million, or $1.87 per share, in the fourth quarter of 1996 compared with income from continuing operations of $3.2 million, or $.19 per share, in
the comparable 1995 period.   Fourth quarter 1996 results
were severely impacted by unusual charges of $24.6 million and a Roltra-Morse segment operating loss excluding unusual charges of $3.5 million. Income from continuing operations in the fourth quarter of 1995 benefited from a reduction in deferred tax asset valuation allowances of $17.0 million, partially offset by unusual charges of $10.2 million.

Power Transmission segment net sales of $22.4 million and segment operating income of $2.2 million remained flat in the fourth quarter of 1996 compared with the 1995 period. Although 1995 was a relatively strong year as a whole, the fourth quarter of 1995 started to show the effects of the downturn in the U.S. gear market. This resulted in major customers' adjusting their inventory levels in late 1995 and maintaining these levels throughout 1996.

Pumps segment net sales of $27.5 million were up 10.9% in the fourth quarter of 1996 compared to the same period in 1995. Segment operating income increased 40.0% to $2.3 million, when compared to the same period in 1995. The 1996 period benefited from the results of Imo Pompes SA, a French licensee acquired in March 1996. In addition the segment experienced continued growth in its U.S. industrial markets and strong export demand, driven by products in crude oil transfer, power generation and general industrial markets, as well as increased demand in the U.S. marine market.

Instrumentation segment fourth quarter 1996 net sales were $19.9 million, an increase of 6.8%, compared with the same period in 1995. Fourth quarter 1996 segment operating income increased to $.4 million compared with $.2 million in the fourth quarter of 1995. The 1996 and 1995 fourth quarter periods were negatively impacted by unusual charges of $.9 million in both periods related to restructuring of the segment's European operation. Excluding unusual charges in both fourth quarter periods, operating income increased 12.2% in the 1996 period. The North American operation's fourth quarter results improved significantly compared with the 1995 period, with increases in net sales and segment operating income of 25% and 48%, respectively. These positive results were partially offset by decreased sales and profitability in Europe in the fourth quarter of 1996.

The Gems European operation is beginning to show improved results as a result of the new management team put into place in 1996, particularly in relation to solving the problem of delayed shipments from the U.K. facility.

Morse Controls segment net sales in the fourth quarter of 1996 were $25.7 million, an increase of 6.4% compared with the 1995 period. Segment operating income was $1.2 million for the three months ended December 31, 1996, compared with an operating loss of $1.9 million in the fourth quarter of 1995. Unusual charges of $.3 million and $1.5 million in the fourth quarters of 1996 and 1995, respectively, were recorded related to a major downsizing of its European operations. Additionally, fourth quarter 1995 results were negatively impacted by approximately $1.5 million of non-cash adjustments principally related to inventory.

Roltra-Morse segment net sales decreased 12.5% to $18.6 million in the fourth quarter of 1996 compared with the 1995 period. The segment had an operating loss of $9.8 million in the fourth quarter of 1996, compared with break-even results in the same period of 1995. This significant decrease in net sales in 1996 was due to the decline in Fiat auto sales in Italy, the major market for the auto components produced by Roltra-Morse. The volumes were directly affected by weak auto sales in Italy, where continuing political and economic uncertainty and reduced government spending have depressed consumer spending. Additionally, the strengthening of the lira had a negative impact on exports.

The segment's operating results were negatively impacted by the decreased volumes, in addition to unusual charges of $6.2 million which were recorded in the fourth quarter of 1996, consisting of restructuring charges and goodwill write-offs. The fourth quarter of 1995 included unusual charges of $1.2 million related to the shutdown of a plant in southern Italy and the related loss on the sale of that building.


Liquidity and Capital Resources

Short-term and Long-term Debt

On April 29, 1996, the Company completed the refinancing of its Old Credit Agreement, its 12% senior subordinated debentures and its then remaining 12.25% senior subordinated debentures. Under terms of the refinancing, the Company issued $155 million of the Notes and also entered into the New Credit Agreement under which the Company obtained a $70 million revolving credit facility (including a letter of credit sub-facility) through April 30, 2001, a $25 million term loan amortizing to April 2001, a $35 million term loan amortizing to April 2001, and a $45 million term loan amortizing to April 2003. Proceeds of the Notes and the New Credit Agreement were used to redeem the remaining $70 million of the Company's 12.25% senior subordinated debentures due 1997 and all $150 million of its 12% senior subordinated debentures due 2001, together with accrued interest and a prepayment premium for the latter issue, and to refinance all obligations under the Old Credit Agreement. The cost of issuance of the Notes and the implementation of the New Credit Agreement, which totaled $9.5 million, is being amortized over the terms of the respective agreements. The Company reached agreement with its senior lenders to amend the covenants of the New Credit Agreement on February 19, 1997. See "Recent Events" above for further discussion regarding this amendment.

As a result of the refinancing, an extraordinary charge of approximately $8.5 million was recorded in the second quarter ended June 30, 1996, representing the costs incurred in connection with the early extinguishment of debt and the write-off of previously deferred loan costs.

The Company's domestic liquidity requirements are served by the $70 million revolving credit facility (including a letter of credit sub-facility) under the New Credit Agreement, while its needs outside the U.S. continue to be covered by short and intermediate term credit facilities from foreign banks. As of December 31, 1996, there were $19.3 million of revolving credit borrowings and $5.5 million of standby letters of credit outstanding under the New Credit Agreement. The Company also has, in the aggregate, foreign short-term credit facilities of approximately $38.2 million. As of December 31, 1996, $24.0 million was outstanding under those foreign facilities.

At December 31, 1996, the Company also had outstanding under the New Credit Agreement $22.5 million in a term loan amortizing to April 2001, $28.1 million in a second term loan amortizing to April 2001, and $44.8 million in a third term loan amortizing to April 2003. In addition, the Company had outstanding $155 million of the Notes.

While the inability to sell Roltra-Morse as planned was a setback in completing the program the Company began in 1993 to reduce debt, the Notes and the New Credit Agreement eliminated near-term debt maturities and the New Credit
Agreement provides the Company a liquidity source for the foreseeable future. Management continues to review ways to improve the capital structure of the Company. See "Recent
Events" above, for discussion regarding the March 21, 1997 announcement made by the Company.

Cash Flow

The Company's operating activities used cash of $13.2 million
in 1996, compared with a use of  $30.0 million in 1995.   The
use of cash in both periods is due principally to cash related to discontinued operations and other divested businesses. Net cash used in investing activities was $12.7 million in 1996, compared with cash provided of $145.5 million in 1995. Net proceeds from the sale of properties held for sale in 1996 yielded $12.6 million; however, this was more than offset by 1996 investments in capital equipment and acquisitions. The 1995 net cash provided by investing activities is principally a result of $174.9 million of net proceeds generated from the sale of businesses and assets in 1995, partially offset by purchases of property, plant and equipment and acquisitions. Cash and cash equivalents were $4.9 million at December 31, 1996, a slight decrease from $5.5 million at December 31, 1995.

Working capital at December 31, 1996 was $44.1 million, a decrease of $18.7 million from the end of 1995, due principally to an increase in notes payable at Roltra-Morse and an increase in the current portion of long-term debt at December 31, 1996. The ratio of current assets to current liabilities was 1.3 at December 31, 1996, compared with 1.4 at December 31, 1995. Principally as a result of the 1996 loss, the Company's total debt as a percent of its total capitalization was 121.5% at December 31, 1996, compared with 98.1% at December 31, 1995.

Capital expenditures of continuing operations decreased slightly to $18.0 million compared with the 1995 level of $20.9 million. In 1996 capital spending was used for the purpose of maintaining and improving competitive advantages at the Company's operations. The Company anticipates that capital expenditures in 1997 will increase slightly over the 1996 level primarily to improve productivity. There were no material outstanding commitments for the acquisition of property, plant and equipment at December 31, 1996.

Management of the Company believes that cash flow from operations, cash available from unused credit facilities and cash generated by additional asset sales will be sufficient to meet its foreseeable liquidity needs.

Seasonality; Customer Concentration; Inflation

General economic conditions worldwide continue to create business opportunities for the coming year in many of the markets in which the Company operates. With the exception of the Roltra-Morse segment, management believes that because of the nature of its industrial products and the fact that the Company sells diverse products to many markets, the Company is not significantly affected by the cyclical behavior, or seasonality, of any particular market that it serves.

The Roltra-Morse segment had sales to one commercial customer (Fiat S.p.A. and its subsidiaries) that accounted for 95%, 90% and 95% of segment sales, and 16%, 19% and 21% of consolidated sales in 1996, 1995 and 1994, respectively.
None of the other business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. No customer other than Fiat S.p.A. and its subsidiaries accounted for 10% or more of consolidated sales in 1996, 1995 or 1994.

Approximately 35% of the property, plant and equipment of the Company's continuing operations has been acquired over the past five years and has a remaining useful life ranging from five years to fifteen years for equipment to thirty years for buildings. In addition, property, plant and equipment of the businesses acquired by the Company have been adjusted to their fair value at the time of acquisition. Assets acquired in prior years are expected to be replaced at higher costs, but this will take place over many years. The newer assets will result in higher depreciation charges but, in many cases, due to technological improvements, there will be operating cost savings as well. The Company considers these matters in establishing its pricing policies.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-K Report are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) Item 7 - "Restructuring Plans" - the likelihood of closing the sale of the Varo Electronic Systems Division and the impact of various cost reduction programs; (ii) Item 5 - Legal Proceedings - the future impact of legal proceedings on the financial condition of the Company; (iii) Item 7 - "Segment Operating Results" - the future performance of various programs in each segment and the impact of such programs on future sales and on operating income; and, (iv) Item 7 - "Recent Events" and "Liquidity and Capital Resources" - statements concerning the Company's ability to sell approximately $50.0 million of non-core assets and non-operating real estate and repay outstanding debt under the New Credit Agreement and statements regarding the possibility of a merger or sale of the Company and the impact of such an action, if any, on the remaining asset sales. The Company wishes to caution the reader that, in addition to the matters described above, various factors such as delays in contracts from key customers, demand and market acceptance risk for new products, continued or increased competitive pricing and the effects of under-utilization of plants and facilities, particularly in Europe, and the impact of worldwide economic conditions on demand for the Company's products, could cause results to differ materially from those in any forward-looking statement.


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


Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.

Not Applicable.



                             PART III

Item 10.    Directors and Executive Officers of the Registrant.

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Company's Proxy Statement, for the Annual Meeting of Stockholders which will be held on May 20, 1997 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

(a)(1)   Financial Statements

     The Financial Statements and Supplementary Data required by Part II,
      Item 8 of Form 10-K are included in this Part IV of this Form 10-K Report as follows:

       Consolidated Financial Statements                            Page

         Consolidated Statements of Income for the Years
          Ended December 31, 1996, 1995 and 1994.....................F-1
         Consolidated Balance Sheets at December 31, 1996 and 1995...F-2 Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1996, 1995 and 1994.....................F-3
         Consolidated Statements of Shareholders' Equity (Deficit)
          for the Years Ended December 31, 1996, 1995 and 1994.......F-4
         Notes to Consolidated Financial Statements..................F-5
         Report of Independent Auditors..............................F-31
         Quarterly Financial Information.............................F-32

   (2)   Financial Statement Schedules

         The following consolidated financial statement schedule for the year ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements.

         Schedule                                                    Page

          II     Valuation and Qualifying Accounts..................  S-1

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

 (b)     Reports on Form 8-K

         On November 12, 1996, the Company filed a report on Form 8-K, reporting under Item 5, disclosing the announcement that it was withdrawing its Roltra-Morse business from sale, and disclosing its restated third quarter 1996 results.



EXHIBIT INDEX


 Exhibit No.     Note No      Description


    3(i)         (9)          The Company's Restated Certificate of
                              Incorporation, as amended March 10, 1989 and
                              November 10, 1992

    3(ii)                     The Company's Bylaws

    4.1          (19)         Indenture, dated as of April 15, 1996,
                              between the Company and IBJ Schroder Bank &
                              Trust Company, as Trustee

    4.3          (19)         Registration Rights Agreement, dated as of
                              April 23, 1996, between the Company and the Initial Purchasers

    4.3   (A)    (3)          Rights Agreement dated as of April 22, 1987
                              between the Company and Philadelphia National
                              Bank, as Rights Agent


          (B)    (9)          Amendment dated December 16, 1991 between the
                              Company and First Chicago Trust Company of
                              New York

                              Management Contracts, Compensatory Plans and
                              Arrangements:

   10.1          (15)         Amended and restated Equity Incentive Plan for
                              Key Employees

   10.2          (17)         Amended and restated 1988 Equity Incentive Plan
                              for Outside Directors

   10.3          (16)         1995 Equity Incentive Plan for Outside
                              Directors

   10.4          (18)         The Company's Supplemental Retirement Income
                              Plan

   10.5          (9)          Change in Control Agreement dated January 9,
                              1987 between the Company and John J. Carr

   10.6          (9)          Change in Control Agreement dated August 5,
                              1992 between the Company and William M. Brown

   10.7          (9)          Change in Control Agreement dated August 13,
                              1992 between the Company and Thomas J. Bird

   10.8          (11)         Change in Control Agreement dated September
                              13, 1993 between the Company and Donald K.
                              Farrar

   10.9 Change in Control Agreement dated May 21, 1996 between the Company and Donald N. Rosenberg

   10.10 Severance Agreement dated February 6, 1997 between Imo Industries (UK) Limited and Brian Lewis

   10.11 Consultancy Agreement dated February 13, 1997 between Imo Industries Inc. and Brian Lewis


 Exhibit No.     Note No.     Description

                              Other Material Contracts:

   10.12 (A)     (4), (5)     The Company's Salaried Employees Stock Savings
                              Plan as amended on July 1, 1987 and as amended on June 14, 1988

         (B)     (8)          Amendment dated March 16, 1989 to the Imo
                              Industries Inc. Employees Stock Savings Plan

         (C)     (6)          Amendments dated September 6, 1990 and February
                              14, 1991 to the Imo Industries Inc. Employees
                              Stock Savings Plan

         (D)     (7)          Amendment dated May 9, 1991 to the Imo
                              Industries Inc. Employees Stock Savings Plan

         (E)     (9)          Amendments dated December 30, 1991 and August
                              3, 1992 to the Imo Industries Inc. Employees
                              Stock Savings Plan

         (F)     (13)         Trust Agreement for the Imo Industries Inc.
                              Employees Stock Savings Plan as of March 1,
                              1995 between the Company and Eagle Trust
                              Company

   10.13         (1)          Distribution Agreement dated December 18, 1986
                              between Transamerica Corporation and the
                              Company

   10.14         (1)          Tax Agreement between the Company and
                              Transamerica Corporation

   10.15(J)      (10)         Warrant dated July 15, 1993 issued by the
                              Company to The Prudential Insurance Company of
                              America

   10.16         (2)          Stock Purchase Agreement dated  November 30,
                              1987 between the Company and TRIFIN B.V.


   10.17         (6)          Stock Purchase Agreement dated as of May 31,
                              1990 among United Scientific Holdings PLC,
                              United Scientific Inc. and the Company

   10.18         (11)         Stock Purchase Agreement dated as of October
                              28, 1993 among the Company, Imo Industries
                              GmbH, Mark Controls Corporation and Mark
                              Controls GmbH i. Gr., as amended


   10.19(A)      (19)         Credit Agreement dated as of April 29, 1996
                              among the Company, as Borrower, Varo Inc., as Guarantor, Warren Pumps Inc. as Guarantor, the
                              Institutions from time to time party thereto as Lenders and Issuing Banks, and Citicorp
                              USA, Inc., as Agent

        (B) First Amendment dated as of February 19, 1997 to the Credit Agreement dated as of April 29, 1996 among the Company, as Borrower, Varo Inc., as Guarantor, Warren Pumps, Inc. as Guarantor, the Institutions from time to time party thereto as Lenders and Issuing Banks, and Citicorp USA, Inc., as Agent

 Exhibit No.     Note No.     Description

   10.20(A)      (12)         Asset Purchase Agreement dated as of November
                              4, 1994 by and among the Company, Imo
                              Industries International Inc. and Mannesmann
                              Capital Corporation

        (B)      (13)         Agreement, Amendment and Waiver dated January
                              17, 1995 by and among the Company and
                              Mannesmann Capital Corporation

   10.21         (13)         Asset and Stock Purchase Agreement dated as of
                              January 1, 1995 by and among the Company and Thermo Jarrell Ash Corporation

   10.22         (14)         Purchase and Sale Agreement among Litton
                              Industries, Inc., and Litton Systems, Inc. and
                              Imo Industries Inc., Baird Corporation, Optic-
                              Electronic International, Inc. and Varo Inc.
                              dated May 11, 1995 and amended and restated as of June 2, 1995

   10.23(A) Asset Purchase Agreement dated as of September 13, 1996 between Varo Inc. and Varo Acquisition Corp.

        (B) Reinstatement Agreement dated January 28, 1997 between Varo Inc. and Varo Acquisition Corp.

   20 Proxy Statement for the Company's 1996 Annual Meeting of Stockholders (incorporated by reference to the Company's Proxy Statement to be filed separately with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended)

   21                         Subsidiaries of the Company

   23                         Consent of Ernst & Young LLP dated March 25,
                              1997

   27                         Financial Data Schedule as of December 31, 1996

_______________________________________________
NOTES

(1) Incorporated by reference to the Company's Form 8 Amendment No. 2 filed with the Commission on December 9, 1986 amending the Company's Form 10 as filed with the Commission on October 15, 1986.
(2) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 17, 1987.
(3) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 4, 1987
(4) Incorporated by reference to the Imo Industries Inc. Employees Stock Savings Plan Form 11-K filed with the Commission on April 13, 1988.
(5) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1990.
(6) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1991.
(7) Incorporated by reference to the Company's Form S-8 filed with the Commission on June 17, 1991.
(8) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 1992.
(9) Incorporated by reference to the Company's Form 10-K filed with the Commission on April 19, 1993.
(10) Incorporated by reference to the Company's Form 10-K/A filed with the Commission on August 6, 1993 amending the Company's Form 10-K as filed with the Commission on April 19, 1993.
(11) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1994.
(12) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 14, 1994.
(13) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1995.
(14) Incorporated by reference to the Company's Form 8-K filed with the Commission on June 19, 1995.
(15) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60533
(16) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60535
(17) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 13, 1995.
(18) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1996.
(19) Incorporated by reference to the Company's Form S-4 (Registration No. 333-3477) filed with the Commission on May 10, 1996.




                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Imo Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1997

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


/s/ DONALD K. FARRAR              Chief Executive Officer,
Donald K. Farrar                  President and Director
                                  (principal executive officer) March 27, 1997


/s/ WILLIAM M. BROWN              Executive Vice President,
William M. Brown                  Chief Financial Officer/
                                  Corporate Controller
                                  (principal financial and
                                   accounting officer)          March 27, 1997


/s/ JAMES B. EDWARDS              Director                      March 27, 1997
James B. Edwards


/s/ RICHARD J. GROSH              Director                      March 27, 1997
Richard J. Grosh


/s/ CARTER P. THACHER             Director                      March 27, 1997
Carter P. Thacher


/s/ DONALD C. TRAUSCHT            Director                      March 27, 1997
Donald C. Trauscht


/s/ ARTHUR E. VAN LEUVEN          Director                      March 27, 1997
Arthur E. Van Leuven



Imo Industries Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands except per share amounts)

Year Ended December 31,                  1996        1995*       1994*

Net Sales                           $ 468,645   $ 472,367   $ 463,891
Cost of products sold                 336,017     340,469     333,098

Gross Profit                          132,628     131,898     130,793

Selling, general and administrative
  expenses                             95,232      87,875      86,758
Research and development expenses       9,290       7,736       6,173
Unusual items                          24,573      10,208         ---

Income from Operations                  3,533      26,079      37,862

Interest expense                       33,317      31,463      33,971
Interest income                        (1,524)     (2,229)     (1,714)
Other income                             (444)       (739)       (876)
Equity in (income) loss of
  unconsolidated companies                552        (302)        ---

Income (Loss) From Continuing
  Operations Before Income
  Taxes, Minority Interest
  and Extraordinary Item              (28,368)     (2,114)      6,481

Income taxes (benefit):
          Current                       3,700       3,082       2,433
          Deferred                     10,000     (17,000)        ---
  Total Income Taxes (Benefit)         13,700     (13,918)      2,433

Minority Interest                        (295)       (725)        393

Income (Loss) From Continuing
  Operations Before
  Extraordinary Item                  (41,773)     12,529       3,655

Discontinued operations:
  Income from operations (net of
    income tax expense of
    $.8 million)                          ---         ---       5,575
  Estimated gain (loss) on disposal
    (net of income taxes of $5.2
    million in 1995)                   (8,142)     21,625         ---
   Total Income (Loss) from
    Discontinued Operations            (8,142)     21,625       5,575

Extraordinary Item - Loss on
  Extinguishment of Debt               (8,455)     (4,444)     (5,299)

Net Income (Loss)                   $ (58,370)   $ 29,710     $ 3,931

Earnings (loss) per share:
     Continuing operations
       before extraordinary item     $  (2.44)   $    .73     $   .22
     Discontinued operations         $   (.48)   $   1.27     $   .32
     Extraordinary item              $   (.49)   $   (.26)    $  (.31)
     Net income (loss)               $  (3.41)   $   1.74     $   .23

Weighted average number of shares
  outstanding                       17,100,359  17,048,622  16,926,071

See accompanying notes to consolidated financial statements.
*Restated to conform to 1996 presentation.
                                     F-1

Imo Industries Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

December 31,                                  1996       1995*

Assets
Current Assets
Cash and cash equivalents                  $ 4,863    $ 5,539
Trade accounts and notes
  receivable, less allowance of
  $1,877 in 1996 and $2,197 in 1995         78,955     76,962
Inventories-net                             94,433     97,151
Deferred income taxes                        9,165     11,371
Net assets of discontinued
  operations - current                       7,214      6,810
Prepaid expenses and other current
  assets                                     7,877      7,182
Total Current Assets                       202,507    205,015
Property, Plant and Equipment - on
  the basis of cost
Land                                         9,616     10,407
Buildings and improvements                  43,474     44,786
Machinery and equipment                    159,266    151,543
                                           212,356    206,736
Less allowances for depreciation
  and amortization                        (112,581)  (104,938)
Net Property, Plant and Equipment           99,775    101,798
Intangible Assets, Principally
  Goodwill                                  69,402     81,309
Investments in and Advances to
  Unconsolidated Companies                   9,872      5,481
Deferred Income Taxes - Long-Term              ---      4,609
Net Assets of Discontinued
  Operations - Noncurrent                    7,615      6,066
Other Assets                                22,443     30,644
Total Assets                              $411,614   $434,922
Liabilities and Shareholders' Equity
Current Liabilities
Notes payable                             $ 43,338   $ 37,068
Trade accounts payable                      42,821     49,408
Accrued expenses and other
  liabilities                               42,632     43,222
Accrued costs related to
  discontinued operations                    8,586      3,055
Income taxes payable                         6,011      7,109
Current portion of long-term debt           14,994      2,376
Total Current Liabilities                  158,382    142,238
Long-Term Debt                             251,860    231,561
Deferred Income Taxes                        4,069        ---
Accrued Postretirement Benefits -
  Long-Term                                 17,418     24,372
Accrued Pension Expense and Other
  Liabilities                               33,815     30,203
Total Liabilities                          465,544    428,374
Minority Interest                              954      1,206
Shareholders' Equity (Deficit)
Preferred stock:  $1.00 par value;
  authorized and unissued 5,000,000
  shares                                       ---        ---
Common stock:  $1.00 par value;
  authorized 25,000,000 shares;
  issued 18,796,897 and 18,756,397
  in 1996 and 1995, respectively            18,797     18,756
Additional paid-in capital                  80,466     80,275
Retained earnings (deficit)               (134,962)   (76,592)
Cumulative foreign currency
  translation adjustments                    2,057      2,724
Minimum pension liability
  adjustment                                (2,503)    (1,801)
Unearned compensation                         (719)       ---
Treasury stock at cost - 1,672,788
  shares in 1996 and 1995                  (18,020)   (18,020)
Total Shareholders' Equity (Deficit)       (54,884)     5,342
Total Liabilities and
  Shareholders' Equity (Deficit)          $411,614   $434,922

See accompanying notes to consolidated financial statements.
* Restated to conform to 1996 presentation.
                             F-2

Imo Industries Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

Year Ended December 31,                        1996       1995*       1994*

OPERATING ACTIVITIES
Net income (loss)                         $ (58,370)  $ 29,710    $  3,931
Adjustments to reconcile net income
  (loss) to net cash (used by) provided
  by continuing operations:
    Discontinued operations                   8,142    (21,625)     (5,575)
    Depreciation                             15,566     15,200      15,650
    Amortization                              4,268      3,902       6,343
    Provision (credit) for deferred
      income taxes                           10,000    (17,000)        ---
    Extraordinary item                        8,455      4,444       5,299
    Unusual items                            24,573     10,208         ---
    Other                                     1,378       (642)      1,059

    Other changes in operating
    assets and liabilities:
      (Increase) decrease in accounts
        and notes receivable                   (176)     8,254      (6,957)
      Decrease (increase) in inventories      3,294     (9,357)     (1,583)
      Decrease in recoverable income
        taxes                                   ---        ---       3,826
      Decrease in accounts payable and
        accrued expenses                    (15,655)   (13,173)     (3,171)
      Other operating assets
        and liabilities                      (7,886)   (15,670)     (5,816)
    Net cash (used by) provided by
        continuing operations                (6,411)    (5,749)     13,006
    Net cash (used by) provided by
        discontinued operations              (6,789)   (24,264)      3,772

Net Cash (Used in) Provided by Operating
  Activities                                (13,200)   (30,013)     16,778

INVESTING ACTIVITIES
Net proceeds from sale of businesses and
  sales of property, plant and equipment     12,570    174,922      13,568
Purchases of property, plant and
  equipment                                 (18,002)   (20,871)     (9,206)
Acquisitions, net of cash acquired           (7,218)    (7,002)        ---
Net investing activities of discontinued
  operations                                    (69)    (1,419)     (3,995)
Other                                            30       (103)       (675)
Net Cash (Used in) Provided by Investing
  Activities                                (12,689)   145,527        (308)

FINANCING ACTIVITIES
Increase (decrease) in notes payable          6,159     23,607     (31,346)
Proceeds from long-term borrowings          266,895      5,257      86,951
Principal payments on long-term debt       (233,350)  (166,196)    (56,759)
Payment of debt financing costs             (14,660)      (401)    (11,277)
Proceeds from stock options exercised           ---        535         415
Other                                            89         59          15
Net Cash Provided by (Used in) Financing
  Activities                                 25,133   (137,139)    (12,001)

Effect of exchange rate changes on cash          80        222         117
(Decrease) Increase in Cash and Cash
  Equivalents                                  (676)   (21,403)      4,586
Cash and cash equivalents at
  beginning of year                           5,539     26,942      22,356
Cash and Cash Equivalents at
  End of Year                              $  4,863   $  5,539   $  26,942

See accompanying notes to consolidated financial statements.
*Restated to conform to 1996 presentation.
                             F-3

Imo Industries Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Dollars in thousands)
                                              Cumulative
                          Addit-              Foreign      Minimum
                          ional    Retained   Currency     Pension     Unearned
                  Common  Paid-in  Earnings   Translation  Liability   Compen-   Treasury
                  Stock   Capital  (Deficit)  Adjustment   Adjustment  sation    Stock     Total
Balance at
  January 1,
  1994 *         $18,584  $79,080  $(110,233)  $ (3,361)    $ (1,768)  $   ---   $(18,020)  $(35,718)
Net income           ---      ---      3,931        ---          ---       ---        ---      3,931
Foreign currency
  translation
  adjustments        ---      ---        ---      2,063          ---       ---        ---      2,063
Minimum pension
  liability
  adjustment         ---      ---        ---        ---          915       ---        ---        915
Shares issued
  under stock
  option plan         56      359        ---        ---          ---       ---        ---        415
Restricted shares
  issued under
  the equity
  incentive plan      40      350        ---        ---          ---       ---        ---        390
Balance at
  December 31,
  1994 *           18,680  79,789   (106,302)    (1,298)        (853)      ---     (18,020)  (28,004)
Net income            ---     ---     29,710        ---          ---       ---         ---    29,710
Foreign currency
  translation
  adjustments         ---     ---        ---      4,022          ---       ---         ---     4,022
Minimum pension
  liability
  adjustment          ---     ---        ---        ---         (948)      ---         ---      (948)
Shares issued
  under stock
  option plan          73     462        ---        ---          ---       ---         ---       535
Restricted shares
  issued under
  the equity
  incentive plan        3      24        ---        ---          ---       ---         ---        27
Balance at
  December 31,
  1995 *           18,756  80,275    (76,592)     2,724       (1,801)      ---     (18,020)    5,342
Net income (loss)     ---     ---    (58,370)       ---          ---       ---         ---   (58,370)
Foreign currency
  translation
  adjustments         ---     ---        ---       (667)         ---       ---         ---      (667)
Minimum pension
  liability
  adjustment          ---     ---        ---        ---         (702)      ---         ---      (702)
Restricted shares
  issued under
  the equity
  incentive plan       41     191        ---        ---          ---      (166)        ---        66
Other                 ---     ---        ---        ---          ---      (553)        ---      (553)
Balance at
  December 31,
  1996            $18,797 $80,466  $(134,962)   $ 2,057     $ (2,503)   $ (719)   $(18,020) $(54,884)

See accompanying notes to consolidated financial statements.
* Restated to conform to current year presentation.
                                    F-4

                                   F-28
                   Imo Industries Inc. and Subsidiaries

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

Interest Expense: Interest expense incurred during the construction of facilities and equipment is capitalized as part of the cost of those assets. Total interest paid by the Company amounted to $36.7 million in 1996, $39.5 million in 1995 and $49.5 million in 1994. There was no interest capitalized in 1996 and 1995. Interest capitalized in 1994 was $.2 million.

Earnings Per Share: Earnings per share are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options are excluded because their effect is not material or is anti-dilutive.

Impact of Recently Issued Accounting Standards:  In
February 1997, the FASB issued Statement No. 128,
"Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. The Statement is effective for annual periods ending after December 15, 1997 and early adoption is not permitted. The Company does not believe the effect of adoption will be material.

Intangible Assets: Goodwill of companies acquired is being amortized on the straight-line basis over 40 years. The carrying value of goodwill is reviewed when indicators of impairment are present, by evaluating future cash flows of the associated operations to determine if impairment exists. Goodwill related to continuing operations at December 31, 1996 and 1995 was $58.4 million and $75.2 million, respectively, net of respective accumulated amortization of $16.7 million and $17.9 million. As a result of the withdrawal of the Company's Roltra-Morse business from sale during 1996, certain other non-strategic businesses were approved for sale in replacement of Roltra-Morse. Goodwill related to these non-strategic businesses of approximately $13.6 million was written-off at December 31, 1996 as the carrying values of these businesses were written down to reflect expected realizable values. In addition, goodwill associated with the Roltra-Morse business in the amount of $2.8 million was written off at December
31, 1996, as part of the restructuring of the Roltra-
Morse operations (See Note 3). Patents are amortized over the shorter of their legal or estimated useful lives.

Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Restatements:   The Consolidated Financial Statements
and the notes thereto, have been restated to reflect the Company's Roltra-Morse business segment as a continuing operation due to its withdrawal from potential sale.
Certain prior year amounts have been reclassified to conform to the current year presentation.


Note 2  Discontinued Operations


In January 1994 and in August 1994, the Board of
Directors approved the Company's plans to sell its Electro-Optical Systems operations and its
Turbomachinery operations, respectively. In accordance with APB Opinion No. 30, the disposals of these business segments have been accounted for as discontinued operations and, accordingly, their operating results have been segregated and reported as Discontinued
Operations in the accompanying Consolidated Statements of Income.

Discontinued operations include management's best estimates of amounts expected to be realized at the time of disposal. The amounts the Company will ultimately realize could differ materially in the near term from the amounts used to determine the gain or loss on disposal of the discontinued operations.

Electro-Optical Systems
On January 3, 1995, the Company completed the sale of its Baird Analytical Instruments Division to Thermo
Instruments Systems Inc. for approximately $12.3 million, which was used to repay a portion of the Company's domestic senior debt outstanding under its previous credit facility (the "Old Credit Agreement").
On June 2, 1995, the Company completed the sale of the Optical Systems and Ni-Tec divisions of Varo Inc. and the Optical Systems division of Baird Corporation, which represented the major part of its Electro-Optical
Systems business, to Litton Industries for approximately book value. The proceeds were used on June 2, 1995 to reduce amounts outstanding under the Old Credit
Agreement by $8 million and to redeem $40 million of the Company's then outstanding 12.25% senior subordinated debentures on July 6, 1995.

The Company entered into a definitive agreement in September 1996 to sell the Varo Electronic Systems division, the remaining portion of its former Electro-
Optical Systems business, to a small defense contractor for approximately net book value. This agreement expired in November 1996 and was subsequently renegotiated and reinstated in January 1997. The buyer has secured the necessary financing to purchase this business. The Company expects the sale to be completed in the second quarter of 1997, and will use the proceeds to reduce debt. The sale of this business will complete the disposal of the Electro-Optical Systems business.

The Company retained certain liabilities related to the Electro-Optical Systems business of approximately $21.0 million. At December 31, 1993, the Company provided for estimated losses on disposal of this segment in the amount of $168.0 million, which included a provision for anticipated operating losses prior to disposal. During
1995, the Company recognized an additional $13.3 million loss on disposal. The additional loss included $6.8 million related to the resolution of contingencies associated with the sale of the business and fourth quarter charges of $6.5 million recorded primarily to write down remaining non-operating real estate to net realizable value. During 1996, the Company recorded an additional $5.2 million loss on disposal ($.8 million in the fourth quarter), which related to changes in estimates on legal and other reserve requirements associated with retained liabilities of this business.

Turbomachinery
On January 17, 1995, the Company completed the sale of its Delaval Turbine and TurboCare divisions and its 50% interest in Delaval-Stork, to Mannesmann Demag. The final adjusted purchase price was $119 million, of which $109 million was received at closing, with the remainder earning interest to the Company and to be received at specified future contract dates subject to adjustment as provided in the agreement. It is management's expectation that there will be no further adjustment to the purchase price. A portion of the proceeds were used by the Company to pay off its domestic senior debt in January 1995 and in March 1995 the Company redeemed $40 million of its then outstanding 12.25% senior subordinated debentures with the remainder of the proceeds.

The Company retained certain liabilities related to the Turbomachinery business of approximately $28.0 million.
As a result of the sale of this business in 1995, the Company recognized an estimated gain on disposal of $35.0 million, net of income taxes of $5.2 million.
During 1996, the Company recorded an additional $2.9 million loss on disposal. The additional loss included charges related to changes in estimates on legal and other reserve requirements associated with retained liabilities of this business.

The Company reviews quarterly the assumptions used in determining the estimated gain or loss from discontinued operations and the adequacy of the recorded liabilities.
Management believes that the recorded amount of estimated liabilities related to the Discontinued
Operations at December 31, 1996 is adequate, however, the amounts estimated may differ from actual results.

Net assets and liabilities of the Discontinued
Operations consist of the following:

December 31 (Dollars in thousands)      1996      1995

     Current Assets:
          Receivables                $ 1,949   $ 2,959
          Inventories                  7,737     9,363
          Other current assets           113       542
                                       9,799    12,864
     Current Liabilities:
          Trade accounts payable       1,953     2,012
          Other current liabilities      632     4,042
                                       2,585     6,054

     Net Current Assets              $ 7,214   $ 6,810

     Long-term Assets:
          Property                   $ 2,024   $ 2,971
          Other long-term assets       7,033    10,296
                                       9,057    13,267

     Long-term Liabilities             1,442     7,201

     Net Long-term Assets            $ 7,615   $ 6,066

     Net Assets                      $14,829   $12,876

Net assets related to the Electro-Optical Systems business are $14.4 million and $11.9 million as of December 31, 1996 and 1995, respectively, and net assets related to the Turbomachinery business are $.5 million and $1.0 million as of December 31, 1996 and 1995, respectively.

Total long-term debt of the Discontinued Operations amounted to $1.5 million and $1.6 million as of December
31, 1996 and 1995, respectively. Of these amounts, $.1 million represents the current portion.

A condensed summary of operations for the Discontinued
Operations is as follows:

Year Ended December 31
(Dollars in thousands)              1996        1995        1994

     Net Sales                   $22,814     $60,199    $341,550

     Income from operations
       before income taxes
       and minority interest         ---         ---       6,375

     Income taxes                    ---         ---         800

     Income from operations      $   ---     $   ---    $  5,575

Operating results from the Discontinued Operations was income of $.4 million, a loss of $1.4 million and a loss of $.6 million in 1996, 1995 and 1994, respectively. The
Electro-Optical Systems business 1996 net income of $.4 million was offset by an increase in estimated reserve requirements, while the 1995 and 1994 net losses of $1.0 million and $6.2 million, respectively, including allocated interest, were charged against the reserve for anticipated losses previously established by the Company. The Turbomachinery business income in 1994 of $5.6 million was recognized since an overall gain was expected on that business.

The income from operations of the Discontinued
Operations for 1996, 1995 and 1994 includes allocated interest expense of $1.8 million, $5.0 million, and $17.4 million, respectively. Allocated interest expense includes interest on debt of the Discontinued Operations to be assumed by the buyer, and an allocation of Corporate interest expense to the Discontinued
Operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus consolidated debt.


Note 3 Restructuring Plans


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

In the fourth quarter of 1993, management initiated a strategy to reposition the Company on its less capital intensive businesses that exhibited strong brand name recognition, a broad customer base and market leadership with less dependence on U.S. Government sales. In connection with this strategy, the Company divested its Turbomachinery and substantially all of its Electro-
Optical Systems businesses in 1995. The Company used these 1995 proceeds, net of related expenses, to repay senior debt outstanding under its Old Credit Agreement in the amount of $89.7 million and to redeem $80 million of its then outstanding 12.25% senior subordinated debentures (See Note 2). During 1996, the Company completed the sales of five of its non-operating real estate holdings for net proceeds of $8.6 million. The proceeds were used to repay the Company's domestic senior debt.

The Company expects to complete the sale of its Varo
Electronic Systems division, the remaining portion of its former Electro-Optical Systems business, in the second quarter of 1997, and intends to use the proceeds to reduce debt (See Note 2).

The remaining assets currently held for sale include non-strategic business units of the Company's Power
Transmission and Morse Controls segments which were approved for sale in replacement of Roltra-Morse, as well as certain non-operating real estate originally identified for sale in October 1992. The operating units produced income before taxes of $.1 million for the full year 1996, net of $2.3 million of interest expense, which has been allocated, based on net assets of approximately $21.5 million. The fourth quarter of 1996 includes a charge of $17.1 million to adjust the value of these non-strategic businesses to their expected net realizable values (See Note 6). The Company targets completion of these sales over the next 12 months and intends to apply the proceeds to reduce debt.



Cost Reduction Programs

1996 Program
The fourth quarter of 1996 includes a charge of $7.4 million in continuing operations for restructuring measures taken at several of the Company's European operations to further reduce operating expenses (See
Note 6). The Company completed an evaluation of its Roltra-Morse operations during the fourth quarter to determine what structural and other changes were necessary to position this business for profitable future growth. The portion of the charge related to Roltra-Morse was $6.2 million, which includes severance and certain other costs, and a write-off of goodwill.
These restructuring measures at Roltra-Morse are expected to reduce operating expenses, improve the effectiveness of engineering resources and produce cost savings in 1997. The remaining restructuring charges relate to severance costs and other expenses related to further restructuring at the Company's Gems European operations and Morse German operation. This program includes a reduction of 126 employees in Europe consisting of both administrative and production employees, or 3.3% of the total number of Company employees at the end of 1996.

This program is expected to reduce expenses by approximately $2.6 million in 1997 and $3.8 million annually thereafter. The required cash outlay related to this program was $.4 million in 1996 and the expected cash requirements during 1997 are $3.1 million. The remainder represents non-cash charges.

1995 Program
In the fourth quarter of 1995, the Company recorded a charge to continuing operations of $5.2 million, including severance and other expenses related to a Company-wide program to reduce general and administrative costs (See Note 6). This program includes a reduction of 65 employees, or 2% of the total number of Company employees, including a reduction of the corporate headquarters staff by 20%. This program reduced general and administrative expenses by approximately $2.7 million in 1996, and is expected to reduce general and administrative expenses by approximately $3.2 million in 1997, and $4.1 million in 1998 and annually thereafter. The required cash outlays related to this program were $.6 million and $3.1 million in 1995 and 1996, respectively. The final cash outlay of $.3 million is expected during 1997. The remainder represents non-cash charges.


Note 4 Inventories

Inventories are summarized as follows:

December 31 (Dollars in thousands)           1996           1995

Finished products                        $ 46,905       $ 39,332
Work in process                            30,802         33,604
Materials and supplies                     30,641         36,605
                                          108,348        109,541
Less customers' progress payments           2,710            689
Less valuation allowance                   11,205         11,701

                                         $ 94,433       $ 97,151



Note 5  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31 (Dollars in thousands)           1996           1995

Accrued product warranty costs          $   2,596      $   3,464
Accrued litigation and claims costs         2,132          1,674
Payroll and related items                  17,610         16,077
Accrued interest payable                    3,731          6,511
Accrued restructuring costs                 3,422          4,076
Accrued divestiture costs                   2,460          2,861
Other                                      10,681          8,559

                                         $ 42,632       $ 43,222


Note 6  Unusual Items

During the fourth quarter of 1996, the Company recognized unusual charges of $24.6 million ($1.44 per share) in income from continuing operations. These charges include $4.6 million related to the restructuring and cost reduction programs within the Company's operating units, $2.8 million related to the impairment of certain long-lived assets, and $17.1 million related to the write-down of certain businesses being held for sale and certain non-operating real estate being held for sale to net realizable value (See
Note 3).

During the fourth quarter of 1995, the Company recognized unusual charges of $10.2 million ($.59 per share) in income from continuing operations. These charges include $5.2 million in severance benefits and other expenses related to a Company-wide program to reduce general and administrative costs (See Note 3) and $5.0 million related to the write-down of certain non-operating real estate to net realizable value (See Note
3).


Note 7  Income Taxes

The components of income tax expense (benefit) from continuing operations are:

Year Ended December 31
(Dollars in thousands)         1996      1995      1994

Current:
     Federal                 $  ---    $  ---    $  ---
     Foreign                  3,423     2,779     1,973
     State                      277       303       460
                              3,700     3,082     2,433

Deferred:
     Federal                 10,000   (17,000)      ---
     Foreign and State          ---       ---       ---
                             10,000   (17,000)      ---

                            $13,700  $(13,918)   $2,433

Income tax expense for 1994 from discontinued operations was $.8 million. There was no income tax expense for discontinued operations in 1996 or 1995.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

December 31
(Dollars in thousands)             1996                     1995
                            Current    Long-term     Current    Long-term
Deferred tax assets:
   Postretirement benefit
     obligation             $   595    $   6,367     $   765    $   8,940
   Expenses not currently
     deductible              21,516        7,185      19,101        9,895
   Net operating loss
     carryover                  ---       37,269         ---       30,041
   Tax credit carryover         ---        2,133         ---        5,033
Total deferred tax assets    22,111       52,954      19,866       53,909
Valuation allowance for
  deferred tax assets       (12,946)     (31,119)     (8,495)     (23,180)

Net deferred tax assets       9,165       21,835      11,371       30,729

Deferred tax
liabilities:
   Tax over book
     depreciation               ---       18,289         ---       18,593
   Other                        ---        7,615         ---        7,527
Total deferred tax
  liabilities                   ---       25,904         ---       26,120
Net deferred tax
  assets (liabilities)     $  9,165     $ (4,069)   $ 11,371     $  4,609

At December 31, 1996, unremitted earnings of foreign subsidiaries were approximately $23.6 million. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided.
Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. The amount of foreign withholding taxes that would be payable upon remittance of those earnings is approximately $.9 million.

The components of income (loss) from continuing operations before income taxes, minority interest and extraordinary item:

Year Ended December 31
(Dollars in thousands)         1996        1995        1994

United States              $(16,061)    $(8,084)    $(2,322)
Foreign                     (12,307)      5,970       8,803

                           $(28,368)    $(2,114)     $6,481

U.S. income tax expense (benefit) at the statutory tax rate is reconciled below to the overall U.S. and foreign income tax expense (benefit).

Year Ended December 31
(Dollars in thousands)              1996       1995      1994

Tax at U.S. federal income
  tax rate                       $(9,929)   $  (740)  $ 2,268
State taxes, net of federal
  income tax effect                  188        197       299
Impact of foreign tax rates
  and credits                       (238)       689    (1,108)
Net  U.S. tax on distributions
  of current foreign earnings        755        586       935
Goodwill amortization and
  write-off                        4,276        643       656
Change in valuation reserve       12,390    (21,685)      ---
Nondeductible foreign losses       7,956        ---       ---
Other                             (1,698)     6,392      (617)
Income tax expense (benefit)     $13,700   $(13,918)  $ 2,433

Net income taxes paid during 1996, 1995 and 1994 were $4.8 million, $6.3 million and $.2 million, respectively.

The Company has net operating loss carryforwards of approximately $106 million expiring in years 2002 through 2011, and minimum tax credits of approximately
$2.1 million, which may be carried forward indefinitely.
Included in the net operating loss carryforwards are foreign tax credits of approximately $7.4 million, expiring through 2001, which, for financial and tax reporting purposes, are reflected as deductible foreign taxes. These carryforwards are available to offset future federal taxable income.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No.
109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

In 1995, the Company reduced the valuation allowance applied against the net operating loss carryforwards by $17.0 million based upon reasonable and prudent tax planning strategies and future income projections including the planned sale of Roltra-Morse. As a result of withdrawing Roltra-Morse from potential sale in 1996, the Company recorded a provision of $10.0 million against deferred tax benefits previously recognized based on an anticipated gain on this sale. This reduced the deferred tax benefit to $5.1 million at December 31, 1996, to a level where management believes that it is more likely than not that the tax benefit will be realized. The total amount of future taxable income in the U.S. necessary to realize the asset is approximately $14.0 million. The Company expects to generate this income principally through the implementation of reasonable tax planning strategies and future income projections, including an anticipated reduction of interest expense of approximately $2.5 million in 1997 and $5.0 million annually thereafter. This interest cost savings is based on debt reductions from proceeds of the planned sale of approximately $50.0 million of non-core assets. Although the Company has a history of prior losses, these losses were primarily attributable to divested businesses and unusual items. The remaining valuation allowance is necessary due to the uncertainty of future income estimates.



Note 8  Notes Payable and Long-Term Debt

On April 29, 1996, the Company completed the refinancing of its domestic senior debt, its 12% senior subordinated debentures and its remaining 12.25% senior subordinated debentures. Under terms of the refinancing, the Company issued $155 million of 11.75% senior subordinated notes due 2006 (the "Notes"), priced at a discount to yield
12%. The Company also entered into an agreement for $175 million in senior secured credit facilities with a group of lenders (the "New Credit Agreement"). Initial borrowings under the New Credit Agreement were approximately $112 million. Proceeds of the Notes and the New Credit Agreement were used to redeem the remaining $70 million of the Company's 12.25% senior subordinated debentures due 1997 and all $150 million of its 12% senior subordinated debentures due 2001, together with accrued interest and a prepayment premium for the latter issue, and to refinance all obligations under the Company's Old Credit Agreement. The costs of issuance of the Notes and implementation of the New
Credit Agreement is being amortized over their respective terms.

The Notes are not redeemable prior to May 1, 2001, except that, until May 1, 1999, the Company may redeem, at its option, up to an aggregate of $55 million of the principal amount of the Notes at 110% of their principal amount plus accrued interest with the net proceeds of one or more public equity offerings provided that at least $100 million of the principal amount of the Notes remains outstanding after each such redemption. On or after May 1, 2001, the Notes are redeemable at the option of the Company, in whole or in part, at 106% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on or after May 1, 2004. Interest is payable semi-annually on May 1 and November 1. The fair value of these instruments at December 31, 1996, based on market bid prices, was $ 144.2 million.

The New Credit Agreement, which is secured by the assets of the Company's domestic operations and all or a portion of the stock of certain subsidiaries, provides for a $70 million revolving credit facility through April 30, 2001, a $25 million term loan amortizing to April 30, 2001 ("Term Loan A"), a $35 million term loan amortizing to April 30, 2001 ("Term Loan B"), and a $45 million term loan amortizing to April 30, 2003 ("Term
Loan C"). The interest rates on the Term Loans are based on the Company's current market rates. Consequently, the carrying value of the Term Loans approximates fair value.

Pursuant to the New Credit Agreement, net cash proceeds from the asset sales must be applied to first repay Term
Loan B and then Term Loans A and C. During 1996, proceeds from the sale of certain non-operating real estate were used to repay $6.9 million of Term Loan B.

As of December 31, 1996, the Company had borrowings of $19.3 million outstanding under the revolving credit facility of the New Credit Agreement in addition to $5.5 million of outstanding standby letters of credit. The
Company's continuing operations currently have $38.2 million in foreign short-term credit facilities with amounts outstanding at December 31, 1996 of $24.0 million. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value. The weighted average interest rate on short-term notes payable was 9.5% and 9.4% at December 31, 1996, and 1995, respectively.

Borrowings under the revolving credit facility of the New Credit Agreement are due and payable in 2001, concurrent with the expiration of the revolving credit portion of the New Credit Agreement. Although the terms of the New Credit Agreement require borrowings under the revolving credit facility of this agreement to be classified as current in accordance with generally accepted accounting principles, it is the Company's intent to defer repayment of these outstanding borrowings beyond the next year and thereby not require the use of current assets to satisfy this borrowing.

Long-term debt of continuing operations consists of the following:

December 31
(Dollars in thousands)                            1996          1995

Term Loan A, $1.25 million due quarterly
  July 31, 1996 to April 30, 2001 (1)         $ 22,500       $   ---
Term Loan B, $2.2 million due quarterly
  July 31, 1997 to April 30, 2001 (2) (3)       28,122           ---
Term Loan C, $.125 million due quarterly
  July 31, 1996 to April 30, 2001 and
  $5.3 million due quarterly July 31,
  2001 to April 30, 2003  (2)                   44,750           ---
Senior subordinated debentures with
  interest at 12.25%, due August 15,
  1997                                             ---        70,000
Senior subordinated debentures with
  interest at 12%, due November 1, 1999
  to 2001                                          ---       150,000
Senior subordinated notes with
  interest at 11.75%, due May 1, 2006,
  net of unamortized discount of $2.1
  million                                      152,858           ---
Other                                           18,624        13,937
                                               266,854       233,937
Less current portion                            14,994         2,376

                                              $251,860      $231,561

(1)  These loans bear interest at prime plus 1.0% or 1, 2,
     3, or 6 months LIBOR plus 2.5%.
(2)  These loans bear interest at prime plus 1.5% or 1, 2,
     3, or 6 months LIBOR plus 3.0%.
(3)  Last payment differs due to principal prepayments.
________________________________________________________


The aggregate annual maturities of long-term debt from continuing operations, in thousands, for the four years subsequent to 1997 are: 1998 - $15,809; 1999 - $17,172;
2000 - $15,396; and 2001 - $20,808.

Total debt of the Discontinued Operations, in thousands, amounted to $1,491 and $1,604 as of December 31, 1996 and 1995, respectively. Of these amounts, $1,442 and $1,555 represent the long-term portion.

The New Credit Agreement requires the Company to meet certain objectives with respect to financial ratios.
The New Credit Agreement and the Notes contain provisions which place certain limitations on dividend payments and outside borrowings. Under the most restrictive of such provisions, the New Credit Agreement requires the Company to maintain certain minimum consolidated net worth levels, interest coverage and fixed charge coverage levels and the Company is prohibited from declaring or paying cash dividends through April 30, 2003. At December 31, 1996, the
Company was in violation of certain covenants under the New Credit Agreement, which were subsequently amended.
The Company plans to sell approximately $50 million of non-core assets, about one third of which is unused real estate, and use the proceeds to reduce senior debt.

As a result of the refinancing, an extraordinary charge of $8.5 million ($.49 per share) was recorded in the second quarter of 1996. This charge represents the cash costs of $5.1 million incurred in connection with the early extinguishment of the debt as well as the write-off of previously deferred loan costs.

In connection with the early repayment and redemption of domestic senior debt and $80 million of 12.25% senior subordinated debentures in 1995, the Company recorded a $4.4 million ($.26 per share) charge as an extraordinary item. The charge consisted of the write-off of deferred debt expense associated with portions of the domestic senior debt repaid and the 12.25% senior subordinated debentures redeemed.

Bank, advisory and legal fees associated with the 1994 refinancing of the Old Credit Agreement amounted to approximately $5.6 million in 1994. In addition, a $5.3 million ($.31 per share) charge related to the extinguishment of senior debt under previous domestic senior credit facilities was recorded as an extraordinary charge in 1994. The $5.3 million charge is comprised of a $3.7 million premium paid in 1994 on the prepayment of its $30 million 12.75% senior promissory note and the write-off of approximately $1.6 million of previously deferred loan costs.


Note 9  Shareholders' Equity


Equity Incentive Plans

The Company has elected to follow Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to
Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized other than for restricted stock awards.

Under the Company's Equity Incentive Plan for Key
Employees, up to 3,050,000 shares of the Company's $1.00 par value common stock can be issued pursuant to the granting of stock options, stock appreciation rights, restricted stock awards and restricted unit awards to key employees. Options can be granted at no less than 100 percent of the fair market value of the Company's common stock on the date of grant or on the prospective date fixed by the Board of Directors. None of these options can be exercised for at least a one-year period from the date of grant. After this waiting period, 25 percent of each option, on a cumulative basis, can be exercised in each of the following four years.
Additionally, each option shall terminate no later than 10 years from the date of grant.

On August 17, 1993, the Board of Directors approved the repricing of certain outstanding non-qualified stock options granted on previous dates under the Plan. This resulted in the replacement of 468,000 non-qualified stock options at various exercise prices ranging from $10.375 to $20.375, by 272,865 non-qualified stock options at an exercise price of $7.375, the fair market value at the date of the replacement grant, subject to the market price of the Company's common stock exceeding
$10 per share for a period of 30 days. During 1994, the aforementioned criterion was met. Vested dates are based on the original grant dates of the replaced options.

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

On June 23, 1995, the Company's Equity Incentive Plan for Key Employees was amended to increase the total issuable shares by 850,000 to 3,050,000 and to prohibit repricing without prior shareholder approval.

The Plan permits awards of restricted stock to key employees subject to a restricted period and a purchase price, if any, to be paid by the employee as determined by the Committee administering the Equity Incentive
Plan. Grants of 35,000 shares and 40,000 shares of restricted stock were made in 1996 and 1994, respectively, all of which were outstanding as of December 31, 1996. No such grants were made in 1995.
Vesting of such awards is subject to a defined vesting period and to the Company's common stock achieving certain performance levels during such period.

A summary of the Company's stock option activity under the Equity Incentive Plan for Key Employees and related information is as follows:

Year Ended                        Weighted-       Weighted-        Weighted-
December 31                  1996 Average    1995 Average     1994 Average
(Shares in thousands)             Exercise        Exercise         Exercise
                                  Price           Price            Price
Options:
     Granted                  254   $4.08     250   $6.00      410   $9.74
     Exercised                ---     ---     (73)  $7.32      (56)  $7.37
     Forfeited               (292)  $8.12    (210) $10.27     (159) $15.11
     Repricing
       Canceled               ---     ---     ---     ---      (15) $14.83
       Issued                 ---     ---     ---     ---       10  $10.25
Outstanding at end of year  1,426   $7.32   1,464   $8.02    1,497   $8.65
Exercisable at end of year    718   $8.15     691   $8.24      654   $8.67
Available for grant at end
 of year                      868             865               55
Weighted-average fair
 value of options granted
 during the year            $2.50           $3.53              ---

At December 31, 1996, the Company had outstanding
1,386,236 options with exercise prices ranging from $3.375 to $9.75 and 40,060 options with exercise prices ranging from $10.25 to $20.375. A summary by range for the Plan is as follows:

                                  $3.375 - $9.75       $10.25 - $20.375

     Weighted-Average Exercise
       Price                              $7.13                 $13.96
     Weighted-Average Remaining
       term                           7.6 years              4.6 years
     Exercisable Options                680,486                 37,310
     Weighted-Average Exercise
       Price of Exercisable Options       $7.82                 $14.21

During 1988, the Company adopted the Equity Incentive
Plan for Outside Directors. This Plan provided for the granting of non-qualified stock options of up to 360,000 shares of the Company's common stock to directors of the Company who are not employees of the Company or any of its affiliates. Pursuant to this plan, options could be granted at no less than 100 percent of the fair market value of the Company's common stock on a date five business days after the option is granted and no option granted may be exercised during the first year after its grant. After this waiting period, 25 percent of each option, on a cumulative basis, can be exercised in each of the following four years. Each option terminates no later than 10 years from the date of grant. In February
1988, 320,000 stock options were granted at $16.19 per share, all of which were exercisable as of December 31, 1996. In December 1990, 40,000 stock options were granted at $10.375 per share, all of which were exercisable as of December 31, 1996. In June 1995, the
Plan was amended to reduce the number of shares issuable to an aggregate of 360,000 and to provide that no future options could be granted thereunder.

In June 1995, the Company adopted the 1995 Equity
Incentive Plan for Outside Directors. This Plan provides for the granting of restricted stock awards and non-qualified stock options of up to 240,000 shares of the Company's common stock to outside directors of the Company who are not employees of the Company or any of its affiliates. Pursuant to this Plan, each outside director will be granted, on an annual basis, options to purchase 4,000 shares of the Company's common stock. The exercise price of the options will be 100 percent of the fair market value of the common stock at the date of grant and no option granted may be exercised during the first year after its grant subject to certain plan provisions. After this waiting period, the options become exercisable in four equal annual installments of 1,000 shares. Additionally, each option terminates no later than 10 years from the date of grant. This plan also provides for the granting of an annual restricted stock award of 1,000 shares of the Company's common stock. Each award is made in four quarterly installments of 250 shares beginning July 1, 1995. The shares comprising the restricted stock awards may not be sold or otherwise transferred by the outside director until termination from service. Restricted stock awards of 5,500 and 3,000 were granted during 1996 and 1995, respectively.

A summary of the Company's stock option activity under the 1995 Equity Incentive Plan for Outside Directors and related information is as follows:

Year Ended                                 Weighted-       Weighted-
December 31                          1996  Average   1995  Average
(Shares in thousands)                      Exercise        Exercise
                                           Price           Price
Options:
     Granted                           20    $7.88     24    $8.00
     Exercised                        ---      ---    ---      ---
     Forfeited                        ---      ---    ---      ---
Outstanding at end of year             44    $7.94     24    $8.00
Exercisable at end of year              6    $8.00    ---      ---
Available for grant at end
 of year                              188             213
Weighted-average fair value
 of options granted during
 the year                           $5.58           $5.61

Exercise prices for options outstanding as of December
31, 1996 for this Plan ranged from $7.875 to $8.00. The weighted-average remaining term of the stock options granted under this Plan is 8.9 years.

Pro forma net income (loss) and earnings (loss) per share determined as if the Company has accounted for its employee stock options granted subsequent to December
31, 1994 under the fair value method of Statement 123 follows:


(Amounts in thousands except per share amounts)   1996        1995

Net income (loss) - as reported               $(58,370)    $29,710
Net income (loss) - pro forma                 $(58,643)    $29,668
Earnings (loss) per share - as reported         $(3.41)      $1.74
Earnings (loss) per share - pro forma           $(3.42)      $1.74

The fair value for these options and restricted stock awards was estimated at the date of grant using a Black-
Scholes option pricing model with the following weighted-average assumptions for the Equity Incentive Plans:

Equity Incentive Plan             1996                       1995
  for Key Employees       -----------------------           -------
                          Stock      Restricted             Stock
                          Options    Stock Awards           Options

Expected stock price
 volatility                 0.528          0.510              0.495
Risk-free interest rate     6.16%          6.26%              5.93%
Expected life of equity
 instrument               7 years        5 years            7 years
Expected dividend yield        0%             0%                 0%


During 1995, there were no restricted stock awards under the Equity Incentive Plan for Key Employees.


1995 Equity Incentive Plan           1996                       1995
  for Outside Directors      ----------------------     ---------------------
                             Stock     Restricted       Stock     Restricted
                             Options   Stock Awards     Options   Stock Awards

Expected stock price
 volatility                    0.522         0.523        0.512         0.497
Risk-free interest rate        6.31%         5.93%        6.31%         5.93%
Expected life of equity
 instrument                  7 years       4 years      7 years       5 years
Expected dividend yield           0%            0%           0%            0%

The expected life of the restricted stock awards under the Plan represents the weighted-average of the remaining years until each of the members of the Board of Directors attains the mandatory retirement age of 72.
This assumes that each of the directors will continue their directorships until the mandatory retirement age.

The risk-free interest rates are based on U.S. Treasury
Notes on the date of grant with maturities equal to the respective stock option and restricted stock award expected lives.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and restricted stock awards. Option and restricted stock valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock options and restricted stock awards granted by the Company.

For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock awards is amortized to expense over the options' vesting period.
Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

Total compensation expense related to stock-based compensation awards under Statement 123 for 1996 and 1995 was approximately $300,000 and $48,000, respectively. Compensation expense recorded by the Company under APB 25 in 1996 and 1995 for awards granted during those years was approximately $27,000 and $6,000, respectively.

Preferred Stock Purchase Rights
On April 22, 1987, the Board of Directors declared a distribution of one Preferred Stock Purchase Right for each share of common stock outstanding. Each right will entitle the holder to buy from the Company a unit consisting of 1/100 of a share of Junior Participating
Preferred Stock, Series A, at an exercise price of $70 per unit. The rights become exercisable ten days after public announcement that a person or group has acquired
20 percent or more of the Company's common stock or has commenced a tender offer for 30 percent or more of common stock. The rights may be redeemed prior to becoming exercisable by action of the Board of Directors at a redemption price of $0.025 per right. If more than 35 percent of the Company's common stock becomes held by a beneficial owner, other than pursuant to an offer deemed in the best interest of the shareholders by the Company's independent directors, each right may be exercised for common stock, or other property, of the Company having a value of twice the exercise price of each right. If the Company is acquired by any person after the rights become exercisable, each right will entitle its holder to receive common stock of the acquiring company having a market value of twice the exercise price of each right. The rights expire on May
4, 1997. The Company is evaluating extending the rights beyond the current expiration date.

Employees Stock Savings Plan
Up to 1,600,000 shares of the Company's common stock are reserved for issuance under the Company's Employees
Stock Savings Plan.  (See Note 11)

Common Stock Warrants
In July 1993, the Company issued warrants to purchase
200,000 shares of its common stock at $9.02 per share
(subject to adjustment in certain events), to one of its senior lenders in connection with the restructuring of its senior credit facilities. The warrants are exercisable on or before December 31, 1998.


Note 10  Operations by Industry Segment and Geographic Area

The Company classifies its continuing operations into five core business segments: Power Transmission, Pumps, Instrumentation, Morse Controls and Roltra-Morse.
Detailed information regarding products by segment is contained in the section entitled "Business" included in
Part I, Item 1 of this Form 10-K Report. A sixth business segment entitled Other is included in continuing operations for financial reporting purposes, and includes operations previously sold as part of the Company's asset divestiture program, such as units of the Company's aerospace business and certain other non-strategic businesses, which no longer fit into its core business segments as redefined in 1993 and 1995. The
1995 and 1994 amounts have been restated to reflect
Roltra-Morse as a continuing operation. Information about the business of the Company by business segment, foreign operations and geographic area is presented below:


Year Ended December 31
(Dollars in thousands)         1996         1995         1994

Net Sales
     Power Transmission   $  89,456    $  95,075    $  93,308
     Pumps                  107,567       94,375       90,428
     Instrumentation         78,911       76,113       72,226
     Morse Controls         112,488      107,664      100,075
     Roltra-Morse            80,223       99,140      103,106
     Other                      ---          ---        4,748

Total net sales           $ 468,645    $ 472,367    $ 463,891
Segment operating
 income (loss)
     Power Transmission   $   8,965    $  11,348    $   8,905
     Pumps                   11,538        9,884       10,447
     Instrumentation          7,373        6,746        9,791
     Morse Controls           8,581        5,292        5,743
     Roltra-Morse            (8,492)       6,002        9,188
     Other                      ---          ---         (216)
Total segment operating
 income                      27,965       39,272       43,858
Equity in income (loss)
 of unconsolidated
 companies                     (552)         302          ---
Unallocated corporate
 expenses                   (23,988)     (12,454)      (5,120)
Net interest expense        (31,793)     (29,234)     (32,257)
Income (loss) from
 continuing operations
 before income taxes,
 minority interest and
 extraordinary item       $ (28,368)   $  (2,114)   $   6,481


A reconciliation of segment operating income to income from operations follows:

Year Ended December 31
(Dollars in thousands)          1996         1995        1994

Segment operating
 income                     $ 27,965     $ 39,272    $ 43,858
Unallocated corporate
 expenses                    (23,988)     (12,454)     (5,120)
Other income                    (444)        (739)       (876)
Income from operations      $  3,533     $ 26,079    $ 37,862

Segment operating income for the year ended December 31, 1996, includes $7.4 million of unusual charges, of which $.9 million, $.3 million, and $6.2 million relate to the Instrumentation, Morse Controls and Roltra-Morse segments, respectively. Unallocated corporate expenses include unusual charges of $17.1 million for the year ended December 31, 1996.

Segment operating income for the year ended December 31, 1995, includes $3.6 million of unusual charges, of which $.9 million, $1.5 million, and $1.2 million relate to the Instrumentation, Morse Controls and Roltra-Morse segments, respectively. Unallocated corporate expenses include unusual charges of $6.6 million for the year ended December 31, 1995.

The Roltra-Morse segment had sales to one commercial customer (Fiat S.p.A. and its subsidiaries) that accounted for 16%, 19% and 21% of consolidated sales in 1996, 1995, and 1994, respectively. No other customer accounted for 10% or more of consolidated sales in 1996, 1995 or 1994.

Year Ended December 31
(Dollars in thousands)           1996         1995         1994

Identifiable assets
     Power Transmission     $  70,533    $  86,343    $  88,284
     Pumps                     73,806       69,347       63,172
     Instrumentation           40,222       42,538       44,862
     Morse Controls           110,141      111,482      107,471
     Roltra-Morse              74,317       72,569       66,203
     Other                     10,800       13,321       18,054
     Corporate                 16,966       26,446       26,298
     Discontinued Operations:
        Electro-Optical        14,356       11,893       85,000
        Turbomachinery            473          983       59,970
Total identifiable assets   $ 411,614    $ 434,922    $ 559,314

Depreciation and
 amortization
     Power Transmission     $   4,438    $   4,618    $   4,778
     Pumps                      4,114        3,972        3,578
     Instrumentation            1,593        1,840        1,464
     Morse Controls             3,335        3,392        4,155
     Roltra-Morse               4,843        3,880        3,390
     Other                        ---          ---          655
     Corporate                  1,511        1,400        3,973
Total depreciation and
 amortization               $  19,834    $  19,102    $  21,993

Capital expenditures
     Power Transmission     $   2,699    $   3,384    $   1,245
     Pumps                      4,568        7,367        2,164
     Instrumentation            1,101        1,445        1,177
     Morse Controls             2,554        2,131        1,080
     Roltra-Morse               6,869        6,271        2,999
     Other                        ---          ---           39
     Corporate                    211          273          502
Total capital expenditures  $  18,002    $  20,871    $   9,206

The continuing operations of the Company on a geographic basis are as follows:

Year Ended December 31
(Dollars in thousands)           1996         1995         1994


Net sales
     United States           $254,720     $244,341     $246,601
     Foreign
      (principally Europe)    213,925      228,026      217,290
Total net sales              $468,645     $472,367     $463,891

Segment operating income
     United States           $ 30,762     $ 29,642     $ 31,679
     Foreign                   (2,797)       9,630       12,179
Total segment operating
 income                      $ 27,965     $ 39,272     $ 43,858

Identifiable assets
  Continuing Operations:
     United States           $209,551     $234,382     $238,916
     Foreign                  187,234      187,664      175,428
  Discontinued Operations:
     United States             14,829       12,876      141,053
     Foreign                      ---          ---        3,917
Total identifiable assets    $411,614     $434,922     $559,314

Export sales
     Asia                    $  6,472     $  4,060     $  2,763
     Canada                     3,239        4,643        3,748
     Europe                     3,422        2,704        2,857
     Latin America                978          483          861
     Middle East &
      North Africa              1,948          236          459
     South America              6,822        2,736        2,368
     Other                      3,536        2,332        2,834
Total export sales           $ 26,417     $ 17,194     $ 15,890



Note 11  Pension Plans


The Company and its subsidiaries have various pension plans covering substantially all of their employees.
Benefits are based on either years of service or years of service and average compensation during the years immediately preceding retirement. It is the general policy of the Company to fund its pension plans in conformity with requirements of applicable laws and regulations. Effective December 31, 1996 all domestic, pay-related plans were merged into the Imo Industries
Inc. Retirement Plan for U.S. Salaried Employees.
Pension benefits were not affected by the merger.

Pension expense was $4.3 million in 1996, $4.2 million in 1995 and $7.9 million in 1994, and includes amortization of prior service cost and transition amounts for periods of 5 to 15 years. The 1996 and 1995 expense includes costs related to retained pension liabilities of discontinued operations. In 1994 these amounts were charged to discontinued operations. The
Company included $2.0 million of curtailment and settlement losses in its gain on disposal related to the discontinued operations in 1995. Net pension expense
(including $5.7 million charged to discontinued operations in 1994) is comprised of the following:

Year Ended December 31
(Dollars in thousands)            1996       1995       1994

Service cost                   $ 4,282    $ 4,297    $ 7,237
Interest cost on projected
  benefit obligation            14,471     13,429     14,158
Actual return on plan assets   (20,868)   (17,797)      (449)
Net amortization and
  deferral                       6,374      4,274    (12,963)
Net pension expense            $ 4,259    $ 4,203    $ 7,983

Assumptions used to determine the net pension expense of the Company-sponsored defined benefit plans are as follows:

Year Ended December 31            1996       1995       1994

Weighted average discount rate    7.5%       8.5%       7.5%
Rate of increase in
  compensation levels             5.3%       5.3%       5.3%
Expected long-term rate of
  return on assets                9.0%       9.0%       9.0%


The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension plans using discount rates of 7.75% and 7.5% at December 31, 1996 and 1995, respectively. The assumed rate of increase in compensation levels was 5.3% in both years.

Year Ended December 31
(Dollars in thousands)                      1996
                                    Assets       Accumulated
                                    Exceed         Benefits
                                 Accumulated        Exceed
                                   Benefits         Assets
Actuarial present value of
benefit obligations:
     Vested benefit obligation     $163,375      $ 29,395
     Accumulated benefit
       obligation                  $166,927      $ 29,783
Projected benefit obligation       $182,288      $ 30,723
Plan assets at fair value           180,889        16,800
Plan assets in excess of (less
  than) projected benefit
  obligation                         (1,399)      (13,923)
Unrecognized net (gain) or loss      (2,908)        2,734
Prior service cost not yet
  recognized in net periodic
  pension cost                        2,884         1,097
Unrecognized net (asset)
  obligation at transition            1,836             4
Adjustment required to recognize
  minimum liability                     ---        (3,797)
Pension asset (liability)
  recognized in the balance sheet  $    413      $(13,885)


Year Ended December 31
(Dollars in thousands)                     1995
                                    Assets      Accumulated
                                    Exceed        Benefits
                                 Accumulated       Exceed
                                   Benefits        Assets
Actuarial present value of
benefit obligations:
     Vested benefit obligation     $117,455      $ 46,445
     Accumulated benefit
       obligation                  $124,808      $ 46,564
Projected benefit obligation       $138,866      $ 47,454
Plan assets at fair value           148,275        35,226
Plan assets in excess of (less
  than) projected benefit
  obligation                          9,409       (12,228)
Unrecognized net (gain) or loss      (9,566)          107
Prior service cost not yet
  recognized in net periodic
  pension cost                        2,812           956
Unrecognized net (asset)
  obligation at transition            2,037           171
Adjustment required to recognize
  minimum liability                     ---        (3,132)
Pension asset (liability)
recognized in the balance sheet    $  4,692      $(14,126)


Effective with the December 31, 1996 measurement date, the discount rate, expected long-term rate of return on assets and mortality assumptions were revised to reflect current market and demographic conditions. As a result of these changes, the December 31, 1996 projected benefit obligation increased by approximately $11.0 million. These changes had no effect on the 1996 pension expense and are not expected to have a material effect on future year's expense.

Plan assets at December 31, 1996 are invested in fixed dollar guaranteed investment contracts, U.S. Government obligations, fixed income investments, guaranteed annuity contracts and equity securities whose values are subject to fluctuations of the securities market.

The Company maintains two defined contribution
(Employees Stock Savings) plans covering substantially all domestic, non-union employees. Eligible employees may generally contribute from 1% to 12% of their compensation on a pre-tax basis. Company contributions to the plans are based on a percentage of employee contributions. In July 1995, the Company restored its matching contribution, previously suspended in July
1992, at 25% of the first 6% of each participant's pre-tax contribution. The Company's expense for 1996 and 1995 was $.7 million and $.3 million, respectively.


Note 12  Postretirement Benefits

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for certain retired union employees. The Company's unionized retiree benefits are determined by their individually negotiated contracts. The Company's contribution toward the full cost of the benefits is based on the retiree's age and continuous unbroken length of service with the Company. The Company's policy is to pay the cost of medical benefits as claims are incurred. Life insurance costs are paid as insured premiums are due.

In March 1994, the Company amended its policy regarding non-union retiree medical and life insurance. This amendment, which affected all current and future non-union retirees, phased out the Company subsidy for retiree medical and life insurance over the three-year period ended December 31, 1996. The pre-tax amount amortized to income from continuing operations was $4.3 million, $4.6 million and $4.4 million in 1996, 1995 and 1994, respectively. The amendment did not result in a significant increase or decrease in cash requirements during the phase-out period.

The following tables set forth the plans' combined status reconciled with the amounts included in the consolidated balance sheet:

December 31
(Dollars in thousands)                        1996
                                              Life
                                 Medical    Insurance
                                  Plans       Plans      Total
Accumulated postretirement
benefit obligation:
     Retirees                    $ 7,551    $ 1,965    $ 9,516
     Fully eligible active plan
       participants                  206         46        252
     Other active plan
       participants                  395         47        442
                                   8,152      2,058     10,210
Plan assets                          ---        ---        ---
Unrecognized prior service cost      ---      1,605      1,605
Unrecognized net gain              6,502        801      7,303
Postretirement benefit
  liability recognized in the
  balance sheet                  $14,654    $ 4,464    $19,118


December 31
(Dollars in thousands)                        1995
                                              Life
                                 Medical    Insurance
                                  Plans       Plans      Total
Accumulated postretirement
benefit obligation:
     Retirees                    $11,780    $ 4,974    $16,754
     Fully eligible active plan
       participants                1,277        312      1,589
     Other active plan
       participants                1,011         81      1,092
                                  14,068      5,367     19,435
Plan assets                          ---        ---        ---
Unrecognized prior service cost    3,109      3,924      7,033
Unrecognized net gain (loss)       2,379     (2,290)        89
Postretirement benefit
  liability recognized in the
  balance sheet                  $19,556    $ 7,001    $26,557

The 1996 accrued postretirement benefits amount is classified as follows: $1.7 million current liabilities and $17.4 million long-term liabilities. For 1995, these amounts are $2.2 million current liabilities and $24.4 million long-term liabilities.

Effective January 1, 1997, the Company subsidy for medical coverage under the Warren Pump Union plan was terminated. This termination resulted in a curtailment gain of $.6 million for the year ended December 31, 1996.

Net periodic postretirement benefit cost (including $2.3 million to discontinued operations in 1994) included the following components:


Year Ended December 31
(Dollars in thousands)                     1996
                                           Life
                              Medical    Insurance
                              Plans        Plans       Total

Service cost                  $    24     $     2    $    26
Interest cost                     650         157        807
Amortization of prior
  service cost                 (3,110)     (2,318)    (5,428)
Amortization of gain             (449)        (44)      (493)
Net periodic postretirement
  benefit cost                $(2,885)    $(2,203)   $(5,088)


Year Ended December 31
(Dollars in thousands)                     1995
                                           Life
                              Medical    Insurance
                              Plans        Plans       Total

Service cost                  $    59     $     5    $    64
Interest cost                   1,057         415      1,472
Amortization of prior
  service cost                 (3,110)     (2,319)    (5,429)
Amortization of (gain) loss      (166)        102        (64)
Net periodic postretirement
  benefit cost                $(2,160)    $(1,797)   $(3,957)


Year Ended December 31
(Dollars in thousands)                     1994
                                           Life
                              Medical    Insurance
                              Plans        Plans       Total

Service cost                  $   100     $     7    $   107
Interest cost                   1,547         289      1,836
Amortization of prior
  service cost                 (5,955)     (1,967)    (7,922)
Amortization of loss              543         103        646
Net periodic postretirement
  benefit cost                $(3,765)    $(1,568)   $(5,333)

Actual negotiated health care premiums were used in calculating 1996, 1995 and 1994 health care costs. It is expected that the annual increase in medical costs will be 7.0% from 1996 to 1997, grading down in future years by 1.0% per year until it reaches a future general medical inflation level of 5%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation at December 31, 1996 by $.8 million and the net periodic cost by $.1 million for the year. Effective January 1, 1995, the Company changed its medical inflation rate to reflect actual experience. Such change resulted in a reduction of the 1995 net periodic cost of $.8 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.5% in 1996 and 1995, respectively.



Note 13  Leases

The Company leases certain manufacturing and office facilities, equipment, and automobiles under long-term leases. Future minimum rental payments required under operating leases of continuing operations that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 1996, are:

 (Dollars in thousands)
1997                            $5,994
1998                             4,961
1999                             3,556
2000                             1,781
2001                             1,370
Thereafter                       6,193

Total minimum lease payments   $23,855

Total rental expense under operating leases charged against continuing operations was $8.0 million in 1996, $7.5 million in 1995 and $8.9 million in 1994.


Note 14  Contingencies


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

In January 1993, the Company was served with a complaint in a case brought in the U.S. District Court for the Northern District of California by International alleging that, among other things, because International policies did not cover the matters in question in the LILCO case, it was entitled to recover $10 million in defense costs previously paid in connection with such case and $1.2 million of the judgment which was paid on behalf of the Company. In June 1995, the Court entered a judgment in favor of International awarding it $11.2 million, plus interest from March 1995 (the
"International Judgment"). The International Judgment, however, was not supported by an order, and in July
1995, the court vacated the International Judgment as being premature because certain outstanding issues of recoverability of the $10 million in defense costs had not been finally determined. The Company is awaiting a final decision. If the International Judgment is reinstated, the Company intends to appeal. If the ultimate outcome of this matter is unfavorable, the Company will record a charge for the judgment amount plus accrued interest.

Additional Litigation and Claims. The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 6,100 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases involving approximately 20,000 claimants which in 1996 were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and
(ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

There are lawsuits pending against the Company in the U.S. District Court for the Western District of
Pennsylvania alleging component failures in equipment sold by its former diesel engine division and claiming damages of approximately $3.0 million, and in the Circuit Court of Cook County, Illinois, alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8.0 million. Each lawsuit is in the discovery stage and the Cook County suit is scheduled for trial in late 1997.

The major portion of the Company's former Electro-
Optical Systems business was sold to Litton Industries
in a transaction, which closed on June 2, 1995.  The
sales contract between the Company and Litton Industries
provided certain representations and warranties as to
the status of the business at the time of the sale.  By
letters dated November 19, 1996 and November 26, 1996,
Litton has notified the Company of claims under the
representations and warranty provisions for:  (1)
environmental losses of unspecified amounts, and (2) anticipated losses in excess of $9 million under a U.S.
Government contract as a result of the Company's alleged failure to notify Litton of a reasonably anticipated loss under a bid that was pending at the time of transfer of the business. The contract was subsequently awarded to the Company's Varo subsidiary and thereafter transferred to Litton. The Company has preliminarily analyzed the supporting documentation provided by Litton and has notified Litton that it disputes the nature, validity, and amount of the claims of losses and objects to the timeliness of submission of notice to the Company with respect to the claims. The Company believes the claims are without merit and intends to vigorously defend against the claims.

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

With respect to the litigation and claims described in the preceding paragraphs, management of the Company believes that it either expects to prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, as to the ultimate outcome of any of these matters.

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


                            F-31


REPORT OF INDEPENDENT AUDITORS


Board of Directors,
Imo Industries Inc.

We have audited the accompanying consolidated balance sheets of Imo Industries Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity (deficit) for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item
14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imo Industries Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.



                                    ERNST & YOUNG LLP

Princeton, New Jersey
February 19, 1997




                                         F-32

Imo Industries Inc. and Subsidiaries
Quarterly Financial Information (Unaudited)
Quarterly financial information for 1996 and 1995 is as follows:

                                        1st       2nd       3rd       4th
1996 (Dollars in thousands except     Quarter   Quarter   Quarter   Quarter
per share amounts) (a)                  (b)       (b)

Net Sales                            $121,415  $119,988  $113,095  $114,147
Gross profit                           35,558    34,582    30,893    31,595
Income (loss) before
 extraordinary item:
     Continuing Operations              1,940       856   (12,417)  (32,152)
     Discontinued Operations              ---       ---    (7,349)     (793)
Extraordinary Item                        ---    (8,455)      ---       ---
Net income (loss)                       1,940    (7,599)  (19,766)  (32,945)
Earnings (loss) per share:
     Before extraordinary item:
          Continuing Operations           .11       .05      (.73)    (1.87)
          Discontinued Operations         ---       ---      (.43)     (.05)
     Extraordinary Item                   ---      (.49)      ---       ---
     Net income (loss)                    .11      (.44)    (1.16)    (1.92)


                                        1st*      2nd*      3rd*      4th*
1995 (Dollars in thousands except     Quarter   Quarter   Quarter   Quarter
per share amounts) (a)

Net Sales                            $124,372  $127,231  $109,428  $111,336
Gross profit                           36,212    35,758    31,009    28,919
Income (loss) before
 extraordinary item:
     Continuing Operations              3,550     3,410     2,327     3,242
     Discontinued Operations           39,613       ---    (6,750)  (11,238)
Extraordinary Item                     (4,140)      ---      (304)      ---
Net income (loss)                      39,023     3,410    (4,727)   (7,996)
Earnings (loss) per share:
     Before extraordinary item:
          Continuing Operations           .21       .20       .14       .19
          Discontinued Operations        2.32       ---      (.40)     (.66)
     Extraordinary Item                  (.24)      ---      (.02)      ---
     Net income (loss)                   2.29       .20      (.28)     (.47)

*     Restated to conform to 1996 full year presentation.

(a) The notes to the consolidated financial statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.

(b) Amounts previously reported have been restated to reflect Roltra-Morse in continuing operations and the inclusion of Corporate interest previously allocated to discontinued operations in continuing operations. The effect of the restatement on 1st Quarter results was an increase to sales of $22.0 million, a decrease to income (loss) from continuing operations before extraordinary item and net income of $.8 million ($.5 million related to previously allocated Corporate interest) and a decrease to earnings (loss) per share continuing operations and net income of $.05 cents. The effect of the restatement on 2nd Quarter results was an increase to sales of $22.3 million, a decrease to income (loss) from continuing operations before extraordinary item and net income of $1.2 million ($.6 million related to previously allocated Corporate interest) and a decrease to earnings
     (loss) per share continuing operations and net income of $.07 cents.

                                   SCHEDULE II
                      IMO INDUSTRIES INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                                ADDITIONS
                              BALANCE AT   CHARGED TO                              BALANCE
                              BEGINNING    COSTS AND    OTHER -      DEDUCTIONS -  AT END
                              OF YEAR      EXPENSES     DESCRIBE     DESCRIBE      OF YEAR
YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful
   accounts                  $  2,197     $     333    $    ---     $     57 (1)  $  1,877
                                                                         596 (3)
Inventory Valuation
   Allowance                 $ 11,701     $   1,453    $     99 (1) $  2,293 (5)  $ 11,205
                                                            245 (2)
Valuation allowance for
   deferred tax assets       $ 31,675     $  12,390    $    ---     $    ---      $ 44,065
Accrued product warranty
   liability                 $  3,464     $   2,409    $    ---     $     24 (1)  $  2,596
                                                                         288 (2)
                                                                       2,965 (4)

YEAR ENDED DECEMBER 31, 1995: *
Allowance for doubtful
   accounts                  $  2,659     $     394    $     91 (1) $    959 (3)  $  2,197
                                                             12 (6)
Inventory Valuation
   Allowance                 $ 12,133     $   2,454    $    313 (1) $    190 (2)  $ 11,701
                                                             30 (6)    3,039 (5)
Valuation allowance for
   deferred tax assets       $ 68,910     $     ---    $    ---     $ 15,550 (2)  $ 31,675
                                                                      17,000 (7)
                                                                       4,685 (8)
Accrued product warranty
   liability                 $  5,037     $   1,563    $     45 (1) $  2,253 (2)  $  3,464
                                                            404 (2)    1,341 (4)
                                                              9 (6)

YEAR ENDED DECEMBER 31, 1994: *
Allowance for doubtful
   accounts                  $  2,951     $     745    $     13 (1) $    179 (2)  $ 2,659
                                                                         871 (3)
Inventory Valuation
   Allowance                 $ 11,821     $   5,452    $    ---     $    764 (2)  $ 12,133
                                                                       4,376 (5)
Valuation allowance for
   deferred tax assets       $ 60,215     $     ---    $  8,695 (2) $    ---      $ 68,910
Accrued product warranty
   liability                 $  4,050     $   1,915    $     17 (1) $    945 (4)  $  5,037


*    Restated to conform to the 1996 presentation (continuing operations).

(1) Foreign exchange adjustments.
(2) Reclassification and adjustments.
(3) Uncollectible accounts written off, net of recoveries.
(4) Product warranty claims honored during the year.
(5) Charges against inventory valuation account during the year.
(6) Opening balance of companies acquired during the year.
(7) Adjustment due to revaluation of realizable tax benefit.
(8) Utilization of net operating loss carryforwards by discontinued operations.


                                   S-1