Form 10-Q
period 1997-03-31
IMO INDUSTRIES INC
filed 1997-05-15
CIK 804151

UNITED STATES

                            Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Indicate  the  number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of   the   latest
practicable date: Common Stock, $1.00 Par Value-- 17,126,609 shares as of April 30, 1997.

                            INDEX


PART I.  FINANCIAL INFORMATION
                                                                   PAGE
Item 1.  Financial Statements (Unaudited).                        NUMBER

      Consolidated Statements of Income--Three
        months ended March 31, 1997 and 1996                         2


      Consolidated Balance Sheets--March 31, 1997 and
        December 31, 1996                                            3


      Consolidated Statements of Cash Flows--Three
        months ended March 31, 1997 and 1996                         4


      Notes to Consolidated Financial Statements--
        March 31, 1997                                              5-10

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                   10-16


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                          16

Item 6.  Exhibits and Reports on Form 8-K.                           17


SIGNATURES                                                           18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                Imo Industries Inc. and Subsidiaries
                  Consolidated Statements of Income
           (Dollars in thousands except per share amounts)
                                            Three Months Ended
                                                March 31,
                                            1997         1996*
                                               (Unaudited)

Net Sales                                  $ 119,546    $ 121,415
Cost of products sold                         84,087       85,857

Gross Profit                                  35,459       35,558

Selling, general and
 administrative expenses                      23,931       22,332
Research and development expenses              2,267        2,275
Unusual item                                  12,900          ---

Income (Loss) From Operations                 (3,639)      10,951

Interest expense                               8,402        8,290
Interest income                                 (285)        (397)
Other expense, net                               278          177
Equity in (income) loss of
 unconsolidated companies                        178          (25)

Income (Loss) From Continuing
 Operations Before Income
 Taxes and Minority Interest                 (12,212)       2,906

Income tax expense                               655          948
Minority Interest                                (25)          18

Income (Loss) From Continuing
 Operations                                  (12,842)       1,940

Discontinued Operations:
 Income from Operations                          ---          ---
   Total Income from
    Discontinued Operations                      ---          ---

Net Income (Loss)                           $(12,842)    $  1,940

Earnings (Loss) per share:
  Continuing operations                     $  (0.75)    $   0.11
  Discontinued operations                   $    ---     $    ---
  Net income (loss)                         $  (0.75)    $   0.11
Weighted average number of
 shares outstanding                         17,125,047   17,084,734

See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1997 presentation.

                   Imo Industries Inc. and Subsidiaries
                      Consolidated Balance Sheets
                         (Dollars in thousands)
                                     March 31,    December 31,
                                       1997           1996
                                    (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents            $  3,087     $  4,863
Trade accounts and notes
 receivable, less
 allowance of $1,905 in 1997
 and $1,877 in 1996                    87,776       78,955
Inventories-net                        93,826       94,433
Deferred income taxes                   9,174        9,165
Net assets of discontinued
 operations-current                     6,072        7,214
Prepaid expenses and other
 current assets                        12,474        7,877
Total Current Assets                  212,409      202,507
Property, Plant and Equipment-
 on the basis of cost                 204,380      212,356
Less allowance for depreciation
 and amortization                    (108,777)    (112,581)
Net Property, Plant and Equipment      95,603       99,775
Intangible Assets, Principally
 Goodwill                              67,330       69,402
Investments in and Advances to
 Unconsolidated Companies               8,813        9,872
Net Assets of Discontinued
 Operations - Noncurrent                6,395        7,615
Other Assets                           17,407       22,443
Total Assets                         $407,957     $411,614

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current Liabilities
Notes payable                        $ 50,546     $ 43,338
Trade accounts payable                 43,397       42,821
Accrued expenses and other
 liabilities                           56,215       42,632
Accrued costs related to
 discontinued operations                7,265        8,586
Income taxes payable                    5,495        6,011
Current portion of long-term debt      15,652       14,994
Total Current Liabilities             178,570      158,382
Long-Term Debt                        246,324      251,860
Deferred Income Taxes                   4,175        4,069
Accrued Postretirement Benefits -
 Long-Term                             17,271       17,418
Accrued Pension Expense and Other
 Liabilities                           32,109       33,815
Total Liabilities                     478,449      465,544
Minority Interest                         836          954
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock: $1.00 par value;
 authorized and unissued 5,000,000
 shares                                   ---          ---
Common stock: $1.00 par value;
 authorized 25,000,000 shares;
 issued 18,798,147 and 18,796,897
 in 1997 and 1996, respectively        18,798       18,797
Additional paid-in capital             80,469       80,466
Retained earnings (deficit)          (147,804)    (134,962)
Cumulative foreign currency
 translation adjustments               (1,568)       2,057
Minimum pension liability
 adjustment                            (2,503)      (2,503)
Unearned compensation                    (700)        (719)
Treasury stock at cost -
 1,672,788 shares in 1997 and 1996    (18,020)     (18,020)
Total Shareholders' Equity (Deficit)  (71,328)     (54,884)
Total Liabilities and
 Shareholders' Equity (Deficit)      $407,957     $411,614


See accompanying notes to consolidated financial statements.

               Imo Industries Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                      (Dollars in thousands)

                                              Three Months Ended
                                                   March 31,

                                              1997         1996*
                                                 (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                            $ (12,842)   $  1,940
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 continuing operations:
      Discontinued operations                      ---         ---
      Depreciation                               4,191       3,913
      Amortization                                 894       1,076
      Unusual item                              12,900         ---
      Other                                        306          42
      Other changes in operating
       assets and liabilities:
        Increase in accounts and
         notes receivable                       (8,987)     (2,593)
        Decrease in inventories                    607       2,695
        Increase (decrease) in
         accounts payable and
         accrued expenses                        1,109      (2,107)
        Other operating assets and
         liabilities                            (1,085)     (1,445)
Net cash (used by) provided by
 continuing operations                          (2,907)      3,521
Net cash used by discontinued
 operations                                       (263)       (640)
Net Cash (Used in) Provided by
 Operating Activities                           (3,170)      2,881

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment                                      (4,195)     (1,597)
Proceeds from sale of businesses and
 sales of property, plant and equipment            264         ---
Acquisition, net of cash acquired                  ---      (2,700)
Net cash used by discontinued operations           ---         (10)
Other                                              528         ---
Net Cash Used in Investing Activities           (3,403)     (4,307)

FINANCING ACTIVITIES
Increase (decrease) in notes payable             9,185      (3,624)
Proceeds from long-term borrowings                 119       5,148
Principal payments on long-term debt            (3,184)       (632)
Payment of debt financing costs                   (384)        ---
Other                                             (480)         11
Net Cash Provided by Financing Activities        5,256         903

Effect of exchange rate changes on cash           (459)        (66)
Decrease in Cash and Cash Equivalents           (1,776)       (589)
Cash and cash equivalents at beginning
 of period                                       4,863       5,539

Cash and Cash Equivalents at End of
 Period                                       $  3,087    $  4,950

Supplemental disclosures of cash flow
information:
   Cash paid during the period for:

     Interest expense                         $  3,196    $  6,767

     Income taxes                             $  1,171    $    182


See accompanying notes to consolidated financial statements.
* Reclassified to conform to 1997 presentation.

Imo Industries Inc. and Subsidiaries


Notes to Consolidated Financial Statements (Unaudited with respect to March 31, 1997 and 1996 and the periods then ended.)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis    of   Presentation:    The   accompanying   unaudited
consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Impact of Recently Issued Accounting Standards: In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share. The Statement is effective for annual periods ending after December 15, 1997, and early adoption is not permitted. The Company does not believe the effect of adoption will be material.

Restatements: The Consolidated Financial Statements, and the notes thereto, have been restated to reflect the Company's Roltra-Morse business segment as a continuing operation due to its withdrawal from potential sale in November 1996. Certain prior year amounts have been restated to conform to the current year presentation.


NOTE B--DISCONTINUED OPERATIONS

The Company has accounted for its former Electro-Optical Systems business and Turbomachinery business segments as
discontinued   operations  in  accordance   with   Accounting
Principles Board Opinion No. 30. By the end of the second quarter of 1995, the Company had completed the sales of its Turbomachinery business and a substantial part of its Electro-Optical Systems business. On April 28, 1997, the Company completed the sale of the Varo Electronic Systems division to a small defense contractor for $12.0 million, which was used to reduce its domestic senior debt. The sale of this business completed the sale of the Electro-Optical Systems business.

Net sales of the discontinued operations were $7.5 million and $4.8 million for the three months ended March 31, 1997 and 1996, respectively. Operating results of discontinued operations for the first three months of 1997 resulted in net income of $.5 million compared to a net loss of $.1 million for the three months ended March 31, 1996. These results from operations include allocated interest expense of $.4 million and $.5 million for the three months ended March 31, 1997 and 1996, respectively. The 1997 net income and 1996 net loss from discontinued operations have been charged against the reserve for anticipated losses previously established by the Company.

Allocated interest expense includes interest on debt of the discontinued operations to be assumed by the buyer, and an allocation of other consolidated interest expense to the discontinued operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus other consolidated debt.


NOTE C--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:


                                       March 31,     December 31,
                                         1997            1996
                                      (Unaudited)
Finished products                      $ 43,522       $ 46,905
Work in process                          32,496         30,802
Materials and supplies                   29,780         30,641
                                        105,798        108,348
Less customers' progress payments         1,708          2,710
Less valuation allowance                 10,264         11,205
                                       $ 93,826       $ 94,433

NOTE D--ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities (in thousands of dollars) consist of the following:

                                       March 31,      December 31,
                                         1997            1996
                                      (Unaudited)
Accrued product warranty costs         $  2,647       $  2,596
Accrued litigation and claim costs       15,137          2,132
Payroll and related items                15,651         17,610
Accrued interest payable                  9,008          3,731
Accrued restructuring costs               2,491          3,422
Accrued divestiture costs                 1,985          2,460
Other                                     9,296         10,681
                                       $ 56,215       $ 42,632

NOTE E--EARNINGS PER SHARE

Earnings per share for 1997 and 1996 are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options and warrants are excluded because their effect is not material.


NOTE  F--CONTINGENCIES

Legal Proceedings

LILCO Insurance Litigation. In January 1993, the Company was served with a complaint in a case brought in the U.S. District Court for the Northern District of California by International Insurance Company ("International") alleging that International was entitled to recover $10 million in defense costs, and $1.2 million of a judgment, each of which was paid on behalf of the Company in connection with litigation between the Company and Long Island Lighting Company ("LILCO") which was concluded in October 1993. International's principal contention is that the International policies did not cover the matters in question in the LILCO case. In June 1995, the Court entered a judgment in favor of International awarding it $11.2 million, plus interest from March 1995 (the "International Judgment"). The International Judgment, however, was not supported by an order, and in July 1995, the Court vacated the International Judgment as being premature because certain outstanding issues of recoverability of the $10 million in defense costs had not been finally determined. On May 8, 1997, the Company was informed that the Court had reinstated the International Judgment. The Company is reviewing various options available to it, including an appeal to the Ninth Circuit Court of Appeals. If the Company elects to appeal, which is likely, the Company must either pay the amount of the International Judgment under a reservation of rights, post an appeal bond backed by a letter of credit in an amount to be determined by the Court, or provide other satisfactory financial arrangements to provide security in the event of an unsuccessful appeal. Settlement discussions could also be undertaken with International, and in the event settlement is reached the appeal would be discontinued. In order to provide maximum liquidity, it is probable that the Company will preserve its appeal rights by paying the International Judgment or arranging with International by May 27, 1997, for other satisfactory financial arrangements to provide security in the event of an unsuccessful appeal. The Company has therefore recorded a charge to income in the first quarter of 1997 of $12.9 million as an unusual item, which represents the amount of the judgment plus interest to date.

Additional Litigation and Claims. The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 6,100 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases involving approximately 20,000 claimants which in 1996 were "administratively dismissed"  by  the  U.S.  District  Court  for  the  Eastern
District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. Should settlements for these claims be reached at levels comparable to those reached by the Company in the past, they would not be expected to have a material effect on the Company.

There are lawsuits pending against the Company in the U.S. District Court for the Western District of Pennsylvania alleging component failures in equipment sold by its former diesel engine division and claiming damages of approximately $3.0 million, and in the Circuit Court of Cook County, Illinois, alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8.0 million. Each lawsuit is in the discovery stage, and the Cook County suit is scheduled for trial in late 1997.

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


NOTE  G-SUBSEQUENT EVENT

On May 8, 1997, the Company was informed that the U.S. District Court for the Northern District of California had reinstated the International Judgment, awarding International $11.2 million, plus interest from March 1995 (See Note F). The Company is reviewing various options available to it, including an appeal to the Ninth Circuit Court of Appeals. If the Company elects to appeal, which is likely, the Company must either pay the amount of the judgment of approximately $12.9 million under a reservation of rights, post an appeal bond backed by a letter of credit in an amount to be determined by the Court, or provide other satisfactory financial arrangements to provide security in the event of an unsuccessful appeal. Settlement discussions could also be undertaken with International, and in the event settlement is reached the appeal would be discontinued. In order to provide maximum liquidity, it is probable that the Company will preserve its appeal rights by paying the International Judgment or arranging with International by May 27, 1997, for other satisfactory financial arrangements to provide security in the event of an unsuccessful appeal. The Company has therefore recorded a charge to income in the first quarter of 1997 of $12.9 million as an unusual item, which represents the amount of the judgment plus interest to date.


Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the three months ended March 31, 1997.

Recent Events

On May 8, 1997, the Company was informed that the U.S. District Court for the Northern District of California had reinstated the International Judgment, awarding International $11.2 million, plus interest from March 1995. The Company is reviewing various options available to it, including an appeal to the Ninth Circuit Court of Appeals. In order to provide maximum liquidity, it is probable that the Company will preserve its appeal rights by paying the judgment or arranging with International by May 27, 1997, for other satisfactory financial arrangements to provide security in the event of an unsuccessful appeal. Reference is made to Notes F and G in
Part I  of this Form 10-Q  Report for additional information.

On April 28, 1997, the Company completed the sale of its Varo Electronic Systems business to a small defense contractor for $12 million in cash. The sale of this business completed the divestiture of the Company's Electro-Optical Systems business. The proceeds from this sale were used to repay senior debt.

On March 21, 1997, the Company announced that it had retained Credit Suisse First Boston to help it explore strategic alternatives, including the possibility of a merger or sale of the Company. The impact of this action, if any, on the remaining asset sales is uncertain at this time. See "Restructuring Plans" below for discussion on assets being held for sale.

Restructuring Plans

In October 1992, the Company determined that it needed to de-lever its balance sheet through the sale of certain businesses and the application of the proceeds from the divestitures to reduce debt. Pursuant to this decision, the Company divested its Heim

Bearings, Aerospace, Barksdale Controls and CEC Instruments businesses during 1993 and 1994. In 1993, management, under Donald K. Farrar, who became Chief Executive Officer in September 1993, initiated a strategy to reposition the Company to focus on its less capital intensive businesses that
exhibited strong brand name  recognition,  a broad   customer
base  and  market  leadership   with  less dependence on U.S.
Government sales. In connection with this strategy, the Company divested its Turbomachinery and most of its Electro-
Optical  Systems  businesses   during  1995.   The  remaining
Electro-Optical Systems business was sold in  April 1997.

On February 7, 1996, the Company announced a plan to sell its Roltra-Morse business. The Company had been accounting for this business as a discontinued operation from that time until November 11, 1996, when the Company announced the withdrawal of Roltra-Morse from its divestiture program. The Company made the decision to withdraw Roltra-Morse from sale because threats to revoke certain license agreements, made by an unsuccessful bidder for the business, made it impossible for the Company to receive fair value for this business. Roltra-Morse has been reclassified as a continuing operation and the prior year results have been restated to reflect this change.

Management believes that the recorded amount of estimated liabilities related to the loss on disposal of discontinued operations at March 31, 1997 is adequate. The adequacy of these liabilities is evaluated each quarter based on current estimates, which may differ from actual results.

The Company continues to explore alternatives, including the possibility of a merger or sale of the Company as announced on March 21, 1997. See "Recent Events" above. In addition, the Company continues to actively market certain non-operating real estate originally identified for sale in October 1992 and targets completion of these sales over the next 12 months and plans to apply the net proceeds to reduce debt.

Reference is made to the Company's 1996 Annual Report on Form
10-K for the year ended December 31, 1996 for further details related to previous asset sales and cost reduction programs.

Results of Operations

The recently sold Electro-Optical Systems business was accounted for as a discontinued operation in the accompanying consolidated financial statements. Accordingly, the discussion that follows concerns only the results of continuing operations. The Company's continuing businesses are grouped into five business segments for management and segment reporting purposes: Power Transmission, Pumps, Instrumentation, Morse Controls, and Roltra-Morse.

Three Months Ended March 31, 1997 Compared with 1996

Sales. Net sales from continuing operations for the three months ended March 31, 1997 were $119.5 million, a slight decrease, compared with $121.4 million in the comparable 1996 period. The Pumps and Roltra-Morse segments experienced increased sales levels in the first quarter of 1997 as compared with the prior year, which were offset by decreases in net sales of the Power Transmission, Instrumentation and Morse Controls segments. See "Segment Operating Results" below.

Gross Profit.  The gross profit in the first quarter of  1997 increased slightly to 29.7% compared with 29.3% in 1996.  See
"Segment Operating Results" below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of sales to 20.0% for the three months ended March 31, 1997 compared with 18.4% in the 1996 period. The increased expenses as a percent of sales in 1997 was due to the fact that the 1996 period benefited from a favorable adjustment of $1.1 million related to the Company phase-out of accumulated postretirement benefit obligations, and the decreased sales volume in 1997. First quarter 1997 selling, general and administrative expenses were partially offset by net reductions of $.6 million to previously recorded provisions. Research and development expenditures were 1.9% of net sales for both the three months ended March 31, 1997 and 1996.

Unusual Item. In the first quarter of 1997, the Company recorded an unusual charge of $12.9 million, as a result of the reinstatement of a judgment, plus interest to date, against the Company in favor of International Insurance Company. Reference is made to Notes F and G in Part I of this Form 10-Q Report for additional information.

Interest Expense. Average borrowings in the first quarter of 1997 were approximately $312 million compared with $271 million in the comparable 1996 period. Although the 1997 level of average borrowings was $41 million higher than the first quarter of 1996, the Company has incurred lower interest rates since refinancing its domestic debt in April of 1996. As a result, total interest expense (before allocation to discontinued operations) remained relatively constant at $8.8 million for the three months ended March 31, 1997 compared with $8.7 million for the same period in 1996. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $.4 million and $.5 million for the three months ended March 31, 1997 and 1996, respectively.

Provision for Income Taxes. Income tax expense for continuing operations was $.7 million and $.9 million for the three months ended March 31, 1997 and 1996, respectively. These amounts represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings. The Company establishes valuation allowances against unrecognized prior year tax benefits in accordance with the provisions of FASB Statement No. 109, "Accounting for Income
Taxes."   The Company is
recognizing these benefits only as reassessment demonstrates that it is more likely than not that they will be realized.

Income (Loss) from Continuing Operations. The Company had a net loss from continuing operations of $12.8 million, or $.75 per share, for the three months ended March 31, 1997, compared with income of $1.9 million, or $.11 per share, for the comparable 1996 period. See "Unusual Item" above and "Segment Operating Results" below.

Net (Loss) Income. The net loss in the first quarter of 1997 was $12.8 million, or $.75 per share, compared with net income of $1.9 million, or $.11 per share, in the comparable 1996 period. See "Unusual Item" above and "Segment Operating Results" below.

Segment Operating Results

Operating results by business segment for the three months ended March 31, 1997 and 1996 are summarized below.

Power Transmission. Net sales of $23.0 million in the first quarter of 1997 were 2.8% below last year's comparable period. The first quarter of 1996 was a particularly strong period for the power transmission business. Industry sales began to turn down in the second quarter of last year and have not yet returned to historic levels. Segment operating income of $2.0 million was $.8 million below the first quarter of 1996, which included a $.5 million credit related to the employee benefit phase-out. Additionally, lower sales volume, a change in product mix and price pressures affected results in 1997. The segment introduced an important new line of low-cost micro inverters in the first quarter, used to control the speed and torque of fractional horsepower AC motors in hundreds of different applications. The segment also introduced a new line of hollow shaft worm gear speed reducers for the material handling industry, the power transmission business' largest market.

Pumps. Segment operating income for the first quarter of 1997 of $3.6 million was 4.6% ahead of last year's first quarter on a 4.0% increase in net sales to $27.4 million. The primary factor contributing to this sales increase was the results of Imo Pompes, SA, a French licensee acquired in March 1996. The segment's North American operations posted a particularly strong quarter, with operating income 12% over the first quarter of 1996 and its best-ever first quarter bookings, running nearly 8% ahead of 1996. The segment's Warren Pumps unit, which is part of its North American operations, returned to profitability in the first quarter of 1997. Although its sales were lower than last year's comparable quarter, bookings improved dramatically over the fourth quarter of 1996. The Pumps segment booked important new orders during the quarter for projects involving power generation, crude oil transfer, pulp and papermaking and commercial shipbuilding. Highly competitive market conditions combined with negative currency translation weakened European operating results.

Instrumentation. Segment operating income of $2.4 million for the three months ended March 31, 1997 was 10.3% ahead of the comparable prior year period. Total sales declined 5.9% to $18.2 million, largely as a result of the European operation's decision to withdraw from the marginally profitable production of flight data recording systems, which it had been producing under a private branding agreement. The recent strengthening of the British pound also adversely impacted both sales and income. The segment's North American operation recorded a 30.8% increase in segment operating income on a 12.3% sales increase for the first quarter of 1997.

Morse Controls. Segment net sales declined $1.5 million, or 5.1%, to $28.5 million in the first quarter of 1997 compared with the prior year. Segment operating income was down $.6 million, or 21.7%, to $2.1 million when comparing the same periods. The downturn in both sales and income was attributable to unfavorable foreign exchange rate changes and continuing poor economic conditions in Europe, one of Morse's key markets. U.S. sales rose 3.9% in the quarter, largely due to new orders for throttle control systems for personal watercraft. Industrial sales for agricultural and construction vehicles rose for the quarter, offsetting the dip in leisure marine sales.

Roltra-Morse. Net sales for the Roltra-Morse segment rose strongly in the first quarter of 1997, boosted by the impact of Italian government incentives to auto buyers intended to prod the stagnant Italian economy into recovery. This stimulus has increased auto sales in Italy by more than 20%. Roltra-Morse sales of $22.4 million were 1.8% ahead of the comparable period of 1996 and more than 20% ahead of 1996 fourth quarter sales, despite a 4% unfavorable shift in exchange rates. This improved volume was a primary factor in enabling Roltra-Morse to post segment operating income of $.4 million for the quarter.

Liquidity and Capital Resources

Short-term and Long-term Debt

The Company's domestic liquidity requirements are served by the $70 million revolving credit facility (including a letter of credit subfacility) under its senior secured credit agreement entered into in April 1996 (the "New Credit Agreement"), while its needs outside the U.S. continue to be covered by short and intermediate term credit facilities from foreign banks. As of March 31, 1997, there were $28.2 million of revolving credit borrowings and $10.8 million of standby letters of credit outstanding under the New Credit Agreement. In connection with the judgment entered against the Company related to the International Insurance matter, the Company is evaluating its available options. One option would be to enter an appeal, in which case the Company would be required to pay the amount of the judgment under a reservation of rights, post an appeal bond backed by a letter of credit, or provide other satisfactory financial arrangements to provide security in the event of an unsuccessful appeal. Another option would be attempting to negotiate a settlement. If the Company pays the amount of the judgment under a reservation of rights the availability under its revolving credit facility will be approximately $5.5 million. If the Company elects to post an appeal bond backed by a letter of credit, which amount would be set by the Court, the availability under its revolving credit facility could be lower. Reference is made to Notes F and G in Part I of this Form 10-Q Report and "Recent Events" above, for additional information.

The  Company  also has, in the aggregate, foreign  short-term
credit  facilities  of approximately $34.8  million.   As  of
March 31, 1997, $22.3 million was outstanding under those foreign facilities.

At March 31, 1997, the Company also had outstanding under the New Credit Agreement $21.3 million of a term loan amortizing to April 2001, $27.9 million of a second term loan amortizing to April 2001, and $44.6 million of a third term loan amortizing to April 2003. In addition, the Company had outstanding $155 million of its 11.75% senior subordinated notes due in 2006 (the "Notes").

The Company used the proceeds of $12 million from the sale of its Varo Electronic Systems business on April 28, 1997 to reduce the outstanding principal amount of the second term loan under the New Credit Agreement to $15.9 million. See "Recent Events" above.

Management continues to review ways to improve the capital structure of the Company. See "Recent Events" above, for discussion regarding the March 21, 1997 announcement made by the Company.

Cash Flow

The Company's operating activities used cash of $3.2 million in the first quarter of 1997, compared with cash generated of $2.9 million in the comparable 1996 period. The use of cash in operating activities in 1997 was primarily due to the increase in working capital in the period. Net cash used in investing activities was $3.4 million in the first quarter of 1997, compared with $4.3 million for the prior year. Cash and cash equivalents were $3.1 million at March 31, 1997 compared with $5.0 million at December 31, 1996.

Working capital at March 31, 1997 was $33.8 million, a decrease of $10.3 million from the end of 1996, due primarily to the provision recorded in the first quarter of 1997 related to the International Judgment. The ratio of current assets to current liabilities was 1.2 at March 31, 1997 compared with 1.3 at December 31, 1996. The Company's total debt as a percent of its total capitalization increased to 123.0% at March 31, 1997 compared with 121.5% at December 31, 1996.

In light of the recent International Judgment against the Company as described above, it is management's intention to maximize its liquidity by reducing working capital and restricting capital expenditures. With these additional efforts, management believes that cash flow from operations, cash available from unused credit facilities and cash generated by additional asset sales will be sufficient to meet the Company's foreseeable liquidity needs.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-Q Report are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) "Restructuring Plans" - the likelihood of completing the sales of the remaining assets identified for sale and the impact of various cost reduction programs; (ii) Legal Proceedings - the future impact of legal proceedings on the financial condition of the Company; (iii) "Segment Operating Results" - the future performance of various programs in each segment and the impact of such programs on future sales and on operating income; and, (iv) "Recent Events" and "Liquidity and Capital Resources" - statements concerning the option ultimately elected by the Company in dealing with the International Judgment, the Company's ability to sell the remaining assets identified for sale and repay outstanding debt under the New Credit Agreement and statements regarding the possibility of a merger or sale of the Company and the impact of such an action, if any, on the remaining asset sales. The Company wishes to caution the reader that, in addition to the matters described above, various factors such as delays in contracts from key customers, demand and market acceptance risk for new products, continued or increased competitive pricing and the effects of under-utilization of plants and facilities, particularly in Europe, and the impact of worldwide economic conditions on demand for the Company's products, could cause results to differ materially from those in any forward-looking statement.


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

LILCO Insurance Litigation. On May 8, 1997, the Company was informed that the U.S. District Court for the Northern District of California had reinstated the judgment in favor of International Insurance Company. This case was commenced in January 1993, in the U.S. District Court for the Northern
District  of  California  by   International  alleging   that
International was entitled to recover $10 million in defense costs, and $1.2 million of a judgment, each of which was paid on behalf of the Company in connection with litigation between the Company and LILCO which was concluded in October 1993. International contends, among other things, that the International policies did not cover the matters in question in the LILCO case. The Company is reviewing various options available to it, including an appeal to the Ninth Circuit
Court  of Appeals.   If the  Company  elects to appeal, which
is likely, the Company must either pay the amount of the International Judgment under a reservation of rights, post an appeal bond backed by a letter of credit in an amount to be determined by the Court, or provide other satisfactory financial arrangements to provide security in the event of
an unsuccessful appeal.   Settlement discussions  could  also
be undertaken with International, and in the event settlement is reached the appeal would be discontinued. In order to provide maximum liquidity, it is probable that the Company will preserve its appeal rights by paying the International Judgment
or arranging with International by May 27, 1997,   for  other
satisfactory financial arrangements to  provide  security  in
the event of an unsuccessful  appeal.   The  Company   has
therefore recorded a charge to income in the first quarter of
1997 of $12.9 million as an unusual item,   which  represents
the amount of the judgment plus interest to date.

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended
December 31, 1996, which is incorporated herein by reference, and to Note F in Part I of this report.


Item 6.     Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             The following exhibit is being filed as part of this Report:

     Exhibit No.      Description

       27             Financial Data Schedule as of March 31, 1997

         (b) Reports on Form 8-K:

             On May 2, 1997, the Company filed a report on Form
             8-K, reporting under Item 5, disclosing that the Board of Directors of the Registrant had declared a dividend distribution of one Right for each outstanding share of Company Common Stock to shareholders of record on the close of business on May 4, 1997, and that the Registrant's Varo Inc. subsidiary had successfully completed the sale of its Electronic Systems Division for $12 million.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              Imo Industries Inc.
                                                  (Registrant)



Date May 14, 1997                         /s/ DONALD K. FARRAR
                                           Donald K. Farrar
                                           Chairman, Chief Executive Officer,
                                           President and Director
                                           (principal executive officer)



Date May 14, 1997                         /s/ WILLIAM M. BROWN
                                           William M. Brown
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Corporate Controller
                                           (principal financial and accounting
                                            officer)