Form 10-Q
period 1997-06-30
IMO INDUSTRIES INC
filed 1997-08-14
CIK 804151

UNITED STATES

                            Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Indicate  the  number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of   the   latest
practicable date: Common Stock, $1.00 Par Value-17,127,859 shares as of July 31, 1997.

                            INDEX


                                                              Page
                                                             Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

      Consolidated Statements of Income--Three and six
        months ended June 30, 1997 and 1996                    2

      Consolidated Balance Sheets--June 30, 1997 and
        December 31, 1996                                      3

      Consolidated Statements of Cash Flows--Six
        months ended June 30, 1997 and 1996                    4

      Notes to Consolidated Financial Statements--
        June 30, 1997                                        5 - 10

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.            10 - 20

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                    21

Item 2.  Changes in Securities                                 21

Item 4.  Submission of Matters to a Vote of Security Holders.  22

Item 6.  Exhibits and Reports on Form 8-K.                     22

SIGNATURES                                                     24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 Imo Industries Inc. and Subsidiaries
                   Consolidated Statements of Income
            (Dollars in thousands except per share amounts)
                                     Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     1997         1996*      1997        1996*
                                       (Unaudited)             (Unaudited)

Net Sales                           $126,613    $119,988    $246,159   $241,403

Cost of products sold                 89,342      85,406     173,429    171,263

Gross Profit                          37,271      34,582      72,730     70,140

Selling, general and
 administrative expenses              26,157      22,578      50,088     44,910
Research and development expenses      2,353       2,394       4,620      4,669
Unusual item                          (2,400)        ---      10,500        ---

Income From Operations                11,161       9,610       7,522     20,561

Interest expense                       8,555       8,024      16,957     16,314
Interest income                         (481)       (307)       (766)      (704)
Other expense (income), net             (227)         85          51        262
Equity in (income) loss of
 unconsolidated companies                222         (25)        400       (50)

Income (Loss) From Continuing
 Operations Before Income Taxes,
 Minority Interest and
 Extraordinary Item                    3,092       1,833      (9,120)    4,739

Income Tax Expense                       637       1,046       1,292     1,994
Minority Interest                         26         (69)          1       (51)

Income (Loss) From Continuing
 Operations Before
 Extraordinary Item                    2,429         856     (10,413)    2,796

Discontinued Operations:
 Income from Operations                  ---         ---         ---       ---
   Total Income from
    Discontinued Operations              ---         ---         ---       ---

Extraordinary Item - Loss on
 Extinguishment of Debt                  ---      (8,455)        ---    (8,455)

Net Income (Loss)                   $  2,429   $  (7,599)  $ (10,413) $ (5,659)

Earnings (Loss) per share:
  Continuing operations
   before extraordinary item        $   0.14   $    0.05   $  (0.61)  $   0.16
  Discontinued operations           $    ---   $     ---   $    ---   $    ---
  Extraordinary item                $    ---   $   (0.49)  $    ---   $  (0.49)
  Net income (loss)                 $   0.14   $   (0.44)  $  (0.61)  $  (0.33)

Weighted average number of
 shares outstanding                17,126,297  17,086,234  17,125,716  17,085,538

See accompanying notes to consolidated financial statements.
*Restated to conform to 1997 presentation.
                                     2

                          Imo Industries Inc. and Subsidiaries
                             Consolidated Balance Sheets
                               (Dollars in thousands)
                                    June 30,      December 31,
                                      1997           1996
                                  (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents           $  2,807      $  4,863
Trade accounts and notes
 receivable, less
 allowance of $1,925 in 1997
 and $1,877 in 1996                   87,811        78,955
Inventories-net                       94,330        94,433
Deferred income taxes                  8,871         9,165
Net assets of discontinued
 operations-current                      ---         7,214
Prepaid expenses and other
 current assets                       11,890         7,877
Total Current Assets                 205,709       202,507
Property, Plant and Equipment-
 on the basis of cost                206,131       212,356
Less allowance for depreciation
 and amortization                   (112,596)     (112,581)
Net Property, Plant and Equipment     93,535        99,775
Intangible Assets, Principally
 Goodwill                             66,491        69,402
Investments in and Advances to
 Unconsolidated Companies              8,459         9,872
Net Assets of Discontinued
 Operations - Noncurrent               2,990         7,615
Other Assets                          15,528        22,443
Total Assets                        $392,712      $411,614

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current Liabilities
Notes payable                       $ 51,185      $ 43,338
Trade accounts payable                50,181        42,821
Accrued expenses and other
 liabilities                          49,299        42,632
Accrued costs related to
 discontinued operations               5,574         8,586
Income taxes payable                   5,274         6,011
Current portion of long-term debt     17,900        14,994
Total Current Liabilities            179,413       158,382
Long-Term Debt                       228,793       251,860
Deferred Income Taxes                  3,688         4,069
Accrued Postretirement Benefits -
 Long-Term                            17,212        17,418
Accrued Pension Expense and Other
 Liabilities                          32,138        33,815
Total Liabilities                    461,244       465,544
Minority Interest                        875           954
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock: $1.00 par value;
 authorized and unissued 5,000,000
 shares                                  ---           ---
Common stock: $1.00 par value;
 authorized 25,000,000 shares;
 issued 18,799,397 and 18,796,897
 in 1997 and 1996, respectively       18,799        18,797
Additional paid-in capital            80,471        80,466
Retained earnings (deficit)         (145,375)     (134,962)
Cumulative foreign currency
 translation adjustments              (2,099)        2,057
Minimum pension liability
 adjustment                           (2,503)       (2,503)
Unearned compensation                   (680)         (719)
Treasury stock at cost -
 1,672,788 shares in 1997 and 1996   (18,020)      (18,020)
Total Shareholders' Equity
 (Deficit)                           (69,407)      (54,884)
Total Liabilities and
 Shareholders' Equity (Deficit)     $392,712      $411,614

See accompanying notes to consolidated financial statements.

                 Imo Industries Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows
                         (Dollars in thousands)

                                            Six Months Ended
                                                June 30,

                                            1997          1996*
                                                (Unaudited)
OPERATING ACTIVITIES
Net loss                                $ (10,413)     $  (5,659)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 continuing operations:
      Depreciation                          8,253          7,800
      Amortization                          1,882          2,218
      Extraordinary item                      ---          8,455
      Unusual item                         10,500            ---
      Other                                   684            122
      Other changes in operating
       assets and liabilities:
        Increase in accounts and
         notes receivable                  (9,142)       (10,383)
        Decrease in inventories               103          1,943
        Increase (decrease) in
         accounts payable and
         accrued expenses                   3,277           (875)
        Other operating assets and
         liabilities                         (473)        (6,863)
Net cash provided by (used by)
 continuing operations                      4,671         (3,242)
Net cash used by discontinued
 operations                                (3,951)        (5,050)
Net Cash Provided by (Used in)
 Operating Activities                         720         (8,292)

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment                                 (6,797)        (5,965)
Proceeds from sale of businesses and
 sales of property, plant and equipment    15,045          3,523
Acquisitions, net of cash acquired            ---         (3,200)
Net cash used by discontinued operations      ---            (34)
Other                                         581            ---
Net Cash Provided by (Used in)
 Investing Activities                       8,829         (5,676)

FINANCING ACTIVITIES
Increase (decrease) in notes payable        9,667        (14,268)
Proceeds from long-term borrowings            119        265,473
Principal payments on long-term debt      (20,048)      (223,207)
Payment of debt financing costs              (384)       (13,916)
Other                                        (443)            20
Net Cash (Used in) Provided by
 Financing Activities                     (11,089)        14,102

Effect of exchange rate changes on cash      (516)          (161)
Decrease in Cash and Cash Equivalents      (2,056)           (27)
Cash and cash equivalents at beginning
 of period                                  4,863          5,539

Cash and Cash Equivalents at End of
 Period                                  $  2,807       $  5,512

Supplemental disclosures of cash flow
information:
   Cash paid during the period for:

      Interest expense                   $ 16,544       $ 20,189

      Income taxes                       $  2,029       $  1,030


See accompanying notes to consolidated financial statements.
* Restated to conform to 1997 presentation.

Imo Industries Inc. and Subsidiaries


Notes to Consolidated Financial Statements (Unaudited with respect to June 30, 1997 and 1996 and the periods then ended.)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis    of   Presentation:    The   accompanying   unaudited
consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE B-- SALE AGREEMENT

On July 25, 1997, the Company executed a definitive agreement with II Acquisition Corp. ("Acquisition Corp."), an affiliate of Constellation Capital Partners LLC, pursuant to which, on July 31, 1997, Acquisition Corp. commenced a cash tender offer for all outstanding shares of the Company's common stock at a price of $7.05 per share, net in cash.

The Company had previously announced on June 26, 1997 that it had entered into a merger agreement with United Dominion Industries Limited ("UDI") pursuant to which, on July 2, 1997, UDI commenced a cash tender offer for all of the outstanding shares of the Company's common stock at a price of $6 per
share.    The   Company's  Board  of  Directors   unanimously
determined that the Acquisition Corp. offer was on terms more favorable  to
the  Company's   stockholders. As  a  result,  the  Board  of
Directors withdrew its approval of UDI's tender offer and the other transactions contemplated by the merger agreement with UDI and exercised its right to terminate the merger agreement.

Pursuant to the terms of the UDI merger agreement, Acquisition Corp., on behalf of the Company, deposited $8 million into an account with instructions to disburse such funds to UDI as a result of the Company's termination of the merger agreement and also deposited $2 million into an escrow account for payment of expenses incurred by UDI in connection with the transactions contemplated by the UDI merger agreement.

Acquisition Corp.'s tender offer for the shares of Imo common stock is conditioned, among other things, on the receipt of more than 80% of the outstanding shares. Any shares not purchased in the tender offer will remain outstanding.

The purchase of shares by Acquisition Corp. pursuant to the tender offer would reduce the number of shares that might otherwise trade publicly and would reduce the number of holders of shares. Depending on the number of shares purchased pursuant to the tender offer, the Company's common stock may no longer meet the requirements of the New York Stock Exchange ("NYSE") for continued listing and may be delisted from the NYSE and deregistered under provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Each of these events could adversely affect the liquidity and market value of the remaining shares held by the public. Reference is made to II Acquisition Corp.'s
Schedule 14D-1 filed with the Commission on July 31, 1997 for additional information regarding liquidity and market value of shares.


NOTE C--DISCONTINUED OPERATIONS

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

Net sales of the discontinued operations were $1.7 million and $4.9 million for the three months ended June 30, 1997 and 1996, respectively, and $9.2 million and $9.7 million for the six months ended June 30, 1997 and 1996, respectively. Operating results of discontinued operations resulted in net income of $.3 million and $.7 million for the three months ended June 30, 1997 and 1996, respectively, and $.8 million and $.5 million for the six months ended June 30, 1997 and 1996, respectively. These results from operations include allocated interest expense of $.1 million and $.5 million for the three months ended

June 30, 1997 and 1996, respectively, and $.5 million and $.9 million for the six months ended June 30, 1997 and 1996, respectively. The net income from discontinued operations has been charged against the reserve for anticipated losses previously established by the Company.

Allocated interest expense includes interest on debt of the discontinued operations to be assumed by the buyer, and an allocation of other consolidated interest expense to the discontinued operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus other consolidated debt.

NOTE D--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                    June 30,    December 31,
                                      1997         1996
                                  (Unaudited)

Finished products                  $ 44,455      $ 46,905
Work in process                      32,119        30,802
Materials and supplies               30,770        30,641
                                    107,344       108,348
Less customers' progress payments     1,599         2,710
Less valuation allowance             11,415        11,205
                                   $ 94,330      $ 94,433


NOTE E--ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities (in thousands of dollars) consist of the following:

                                    June 30,    December 31,
                                      1997         1996
                                  (Unaudited)

Accrued product warranty costs     $  2,107         2,596
Accrued litigation and claim costs   12,758         2,132
Payroll and related items            17,314        17,610
Accrued interest payable              4,053         3,731
Accrued restructuring costs           1,828         3,422
Accrued divestiture costs               997         2,460
Other                                10,242        10,681
                                   $ 49,299      $ 42,632

NOTE F--EARNINGS PER SHARE

Earnings per share for 1997 and 1996 are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options and warrants are excluded because their effect is not material.

NOTE G--UNUSUAL ITEM

On May 8, 1997, the Company was informed that the U.S. District Court for the Northern District of California had reinstated the judgment against the Company in favor of International Insurance Company ("International"), awarding International $11.2 million, plus interest from March 1995 (See Note H). The Company therefore recorded a charge to income in the first quarter of 1997 of $12.9 million as an unusual item, which represented the amount of the judgment plus interest to date. On July 15, 1997, the Company agreed to settle with International by dropping an appeal and paid a reduced amount on July 30, 1997 in complete settlement of all outstanding amounts. As a result of the settlement, the Company recorded a favorable adjustment of $2.4 million as an unusual item in the second quarter of 1997.

NOTE  H--CONTINGENCIES

Legal Proceedings

LILCO Insurance Litigation. In January 1993, the Company was served with a complaint in a case brought in the U.S. District Court for the Northern District of California by International alleging that International was entitled to recover $10 million in defense costs, and $1.2 million of a judgment, each of which was paid on behalf of the Company in connection with litigation between the Company and Long
Island Lighting Company ("LILCO") which was concluded in October 1993. International's principal contention was that the International policies did not cover the matters in question in the LILCO case. In June 1995, the Court entered a judgment in favor of International awarding it $11.2 million, plus interest from March 1995 (the "International Judgment"). The International Judgment, however, was not supported by an order, and in July 1995, the Court vacated the International Judgment as being premature because certain outstanding issues of recoverability of the $10 million in defense costs had not been finally determined. On May 8, 1997, the Company was informed that the Court had reinstated the International Judgment. The Company therefore recorded a charge to income in the first quarter of 1997 of $12.9 million as an unusual item, which represented the amount of the judgment plus interest to date. On July 15, 1997 the Company agreed to settle with International by dropping an appeal and paid a reduced amount on July 30, 1997 in complete settlement of all outstanding amounts. As a result of the settlement, the Company recorded a favorable adjustment of $2.4 million as an unusual item in the second quarter of 1997.

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

The major portion of the Company's former Electro-Optical Systems business was sold to Litton Industries in a transaction, which closed on June 2, 1995. The sales contract between the Company and Litton Industries provided certain representations and warranties as to the status of the business at the time of the sale. By letters dated November 19, 1996 and November 26, 1996, Litton has notified the Company of claims under the representations and warranty provisions for: (1) environmental losses of unspecified amounts, and (2) anticipated losses in excess of $10 million under a U.S. Government contract as a result of the Company's alleged failure to notify Litton of a reasonably anticipated loss under a bid that was pending at the time of transfer of the business. The contract was subsequently awarded to the Company's Varo subsidiary and thereafter transferred to
Litton. The Company has preliminarily analyzed the supporting documentation provided by Litton and has notified Litton that it disputes the nature, validity, and amount of the claims of losses and objects to the timeliness of submission of notice to the Company with respect to the claims. The Company has received notice, but has not yet been served with a complaint, in an action brought by Litton in the State of New Jersey relating to this claim. The Company believes the claims are without merit and intends to vigorously defend against the claims.

The operations of the Company, like those of other companies engaged in similar businesses, involve the use, disposal and
clean   up   of   substances  regulated  under  environmental
protection laws. In a number of instances the Company has been identified as a Potentially Responsible Party by the U.S. Environmental Protection Agency, and in one instance by the State of Washington, with respect to the disposal of hazardous wastes at a number of facilities that have been targeted for clean-up pursuant to CERCLA or similar State law. Although CERCLA and corresponding State law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or minor contributor at each site.
Accordingly,   the  Company  believes  that  the  portion  of
remediation costs that it will be responsible for will not be material.

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


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the three and six months ended June 30, 1997.

Recent Events

Sale Agreement: In the first quarter of 1997, the Company announced that it had retained Credit Suisse First Boston to help it explore strategic alternatives, including the possibility of a merger or sale of the Company. On July 25, 1997, the Company executed a definitive agreement with II Acquisition Corp. ("Acquisition Corp."), an affiliate of Constellation Capital Partners LLC, pursuant to which Acquisition Corp., on July 31, 1997, commenced a cash tender offer for all outstanding shares of the Company's common stock at a price of $7.05 per share, net in cash.

The Company had previously announced on June 26, 1997 that it had entered into a merger agreement with United Dominion Industries Limited ("UDI") pursuant to which UDI commenced a cash tender offer for all of the outstanding shares of the Company's common stock at a price of $6 per share. The Company's Board of Directors unanimously determined that the Acquisition Corp. offer was on terms more favorable to the Company's stockholders. In addition, the Board of Directors withdrew its approval of UDI's tender offer and the other transactions contemplated by the merger agreement with UDI and exercised its right to terminate the merger agreement.

Management believes that if the cash tender offer by Acquisition Corp., which expires August 27, 1997 unless extended, is successful, upon completion of the tender offer, control of the Company will be transferred to Acquisition Corp.

Reference  is  made  to Note B in Part I of  this  Form  10-Q
Report for additional information.

Legal Settlement: On May 8, 1997, the Company was informed that the U.S. District Court for the Northern District of California had reinstated the International Judgment, awarding International $11.2 million, plus interest from March 1995. The Company therefore recorded a charge to income in the first quarter of 1997 of $12.9 million as an unusual item, which represented the amount of the judgment plus interest to date. On July 15, 1997 the Company agreed to settle with International by dropping an appeal and paid a reduced amount on July 30, 1997 in complete settlement of all outstanding amounts. As a result of the settlement, the Company recorded a favorable adjustment of $2.4 million as an unusual item in the second quarter of 1997. Reference is made to Notes G and H in Part I of this Form 10-Q Report for additional information.

Asset  Sales:   On June 27, 1997, The Company  completed  the
sale of a portion of its non-operating real estate for proceeds of approximately $3.0 million, which were used to repay senior debt.

On April 28, 1997, the Company completed the sale of its Varo Electronic Systems business to a small defense contractor for $12 million in cash. The sale of this business completed the divestiture of the Company's Electro-Optical Systems business. The proceeds from this sale were used to repay senior debt.

The impact of the Acquisition Corp. agreement, if any, on the
remaining  asset  sales  is  uncertain  at  this  time.   See
"Restructuring Plans" below for discussion on assets being held for sale.

II Acquisition Corp. has entered into a letter of intent with Danaher Corporation pursuant to which, if the Acquisition Corp. tender offer is consummated, Danaher Corporation would purchase the operations of the Company's Instrumentation segment and assume certain liabilities in connection therewith. According to the letter of intent, the purchase price would be $85 million. Reference is made to the letter of intent which was filed as an exhibit to II Acquisition Corp.'s
Schedule 14D-1  filed   with the Commission on  July 31, 1997
for additional information regarding such proposed sale and the other conditions thereof.

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

Management believes that the recorded amount of estimated liabilities related to the loss on disposal of discontinued operations at June 30, 1997 is adequate. The adequacy of these liabilities is evaluated each quarter based on current estimates, which may differ from actual results.

The Company continues to actively market certain non-operating real estate originally identified for sale in October 1992 and targets completion of these sales over the next nine months and plans to apply the net proceeds to reduce debt.

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

Three Months Ended June 30, 1997 Compared with 1996

Sales. Net sales from continuing operations for the three months ended June 30, 1997 were $126.6 million, an increase of 5.5%, compared with $120.0 million in the comparable 1996 period. Foreign exchange rate changes, primarily in Italy and Sweden, had an unfavorable impact on second quarter 1997 sales compared to the prior year period. Excluding the impact of exchange rate changes in the second quarter of 1997, net sales increased 9.3% compared with 1996. Each of the Company's five business segments contributed to this increase in the second quarter of 1997. Second quarter 1997 net sales increased 15.9%, 8.1%, and 4.7% for the Roltra-Morse, Power Transmission and Pumps segments, respectively, while the Instrumentation and Morse Controls segments were just slightly ahead, compared to the prior year period. See "Segment Operating Results" below.

Gross Profit. The gross profit in the second quarter of 1997 increased slightly to 29.4% compared with 28.8% in 1996. See
"Segment Operating Results" below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of sales to 20.7% for the three months ended June 30, 1997 compared with 18.8% in the 1996 period. The increased expenses as a percent of sales in 1997 was due to certain Corporate expenses related to the proposed sale of the Company, and to the fact that the 1996 period benefited from a favorable adjustment of $1.1 million related to the Company phase-out of accumulated postretirement benefit obligations. Research and development expenditures remained relatively constant at 1.9% of net sales for the three months ended June 30, 1997 compared with 2.0% in 1996.

Unusual Item. In the second quarter of 1997, the Company recorded a favorable amount of $2.4 million, which reflects an adjustment to the unusual charge of $12.9 million recorded in the first quarter of 1997. The original provision of $12.9 million was a result of the reinstatement of a judgment, plus interest to date, against the Company in favor of International. The Company and International subsequently reached a final settlement under which the Company paid International a reduced amount on July 30, 1997. Reference is made to Notes G and H in Part I of this Form 10-Q Report for additional information.

Interest Expense. Average borrowings in the second quarter of 1997 were approximately $13 million higher than the second quarter of 1996. Total interest expense (before allocation to discontinued operations) increased slightly to $8.7 million for the three months ended June 30, 1997 compared with $8.5 million for the same period in 1996. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $.1 million and $.5 million for the three months ended June 30, 1997 and 1996, respectively.

Provision   for  Income  Taxes.   Income  tax   expense   for
continuing operations was $.6 million and $1.0 million for the three months ended June 30, 1997 and 1996, respectively. These amounts represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings. The Company establishes valuation allowances against unrecognized prior year tax benefits in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company is recognizing these benefits only as reassessment demonstrates that it is more likely than not that they will be realized.


Income  from  Continuing Operations.   The  Company  had  net
income from continuing operations of $2.4 million, or $.14 per share, for the three months ended June 30, 1997, compared with income of $.9 million, or $.05 per share, for the comparable 1996 period. See "Unusual Item" above and "Segment Operating Results" below.

Extraordinary Item. As a result of the April 1996 refinancing of the Company's domestic debt, the three months ended June 30, 1996 include an extraordinary charge of $8.5 million after-tax, representing costs incurred in connection with the early extinguishment of debt as well as the write-off of previously deferred loan costs.

Net (Loss) Income. Net income in the second quarter of 1997 was $2.4 million, or $.14 per share, compared with a net loss of $7.6 million, or $.44 per share, in the comparable 1996 period. See "Unusual Item" and "Extraordinary Item" above, and "Segment Operating Results", below.

Segment Operating Results

Total  segment  operating income for the three  months  ended
June 30, 1997 was $11.3 million, an increase of 4.5% as compared with $10.8 million for the 1996 period.

Segment operating income comparisons with 1996 were adversely affected by the phase out of certain postretirement employee benefits ("OPEB"), completed in December 1996. This non-cash gain, which resulted when the Company amended its policy regarding retiree medical and life insurance benefits in early 1994, was amortized to income during the phase-out years 1994 through 1996. The second quarter of 1996 benefited by $1.1 million from this phase-out adjustment. Excluding this adjustment in 1996, segment operating income increased 15.9% in the second quarter of 1997 as compared with 1996.

Operating results by business segment for the three months ended June 30, 1997 and 1996 are summarized below.

Power Transmission. Net sales of $22.9 million in the second quarter of 1997 were 8.1% ahead of last year's comparable period. Segment operating income of $2.4 million was $.7 million, or 42%, above the second quarter of 1996. Excluding a $.5 million credit related to the OPEB phase-out that benefited the 1996 period, segment operating income for the three months ended June 30, 1997 nearly doubled compared with the 1996 period. Market penetration of recently introduced new electrical products began to pick up momentum. The sale of Fincor variable speed drives was up 16% in the second quarter of 1997, compared to last year. Sales to the newspaper industry were also improved over a weak 1996.

In  the  first  quarter  of 1997, the segment  introduced  an important new line of low-cost micro inverters, used to control the speed and torque of fractional horsepower AC motors in hundreds of different applications. In addition, a new line of hollow shaft worm gear speed reducers for the material handling industry, the power transmission business'
largest  market,   were  introduced at that time.

Pumps. Net sales for the three months ended June 30, 1997 of $28.7 million increased 4.7% from $27.4 million in the 1996 period. Excluding the unfavorable effects of exchange rate changes (primarily in Sweden), net sales increased 8.5% compared to the prior year. Segment operating income of $4.1 million in the second quarter of 1997 was 16.7% ahead of last year's second quarter. Excluding the favorable effect of the OPEB adjustment in 1996 of $.3 million, segment operating income increased 27.7% in the second quarter of 1997, compared with 1996. This positive sales and earnings growth in the second quarter was primarily supported by increased orders for equipment used in the transport and processing of crude oil and fuel pumps for turbine-generators used in electric power generation. The turnaround at the Warren Pumps facility is also making a contribution to profitability.

Instrumentation. Net sales of $19.4 million for the second quarter of 1997 remained relatively constant compared to the second quarter of last year. Segment operating income of $2.4 million for the three months ended June 30, 1997 was 4.4% below the comparable prior-year period; however, excluding the favorable OPEB adjustment in 1996, second quarter 1997 segment operating income was ahead of 1996 by 2.0%. The sales and segment operating income for the segment's U.S. operation were up 13.2% and 30.0%, respectively, as compared with the second quarter of 1996. A new management team at the segment's European operation has improved on-time performance and is working to recapture the market share lost when production schedules slipped during the past two years.

Morse Controls. Second quarter 1997 segment net sales of $29.7 million were just slightly ahead of the prior year. Segment operating income was down $.4 million, or 14.8%, to $2.2 million when comparing the same periods. Excluding the favorable OPEB adjustment in 1996, second quarter 1997 segment operating income was down $.2 million, or 9.7%. Persistent problems at the segment's operation in Germany, which has undergone extensive restructuring, are expected to begin showing improvement later in the year, now that industrial segments of the German economy are beginning to show signs of recovery.

Roltra-Morse. Net sales for the Roltra-Morse segment increased 15.9% (or 26.5% excluding the unfavorable impact of exchange rate changes) to $25.9 million in the second quarter of 1997 compared to the prior year period, which continue to be favorably impacted by the Italian government incentives to auto buyers intended to prod the stagnant Italian economy into recovery. This stimulus has increased auto sales in Italy by more than 20%. Delays in implementing both restructuring plans and the introduction of new lower-cost components held second quarter 1997 segment operating income to $.2 million, about half of last year's second quarter.


Six Months Ended June 30, 1997 Compared with 1996

Sales. Net sales from continuing operations for the six months ended June 30, 1997 were $246.2 million, a 2% increase compared with the comparable 1996 period. Excluding the effects of exchange rate changes, primarily in Italy, Sweden and Germany for the six months ended June 30, 1997, net sales increased 4.5% compared to 1996. The Power Transmission, Pumps and Roltra-Morse segments experienced increased sales levels in the first half of 1997 as compared with the prior year, which were partially offset by decreases in net sales of the Instrumentation and Morse Controls segments. See "Segment Operating Results" below.

Gross  Profit.  The gross profit in the first  half  of  1997 increased slightly to 29.5% compared with 29.1% in 1996.  See
"Segment Operating Results" below.

Selling,   General  and  Administrative  Expenses.   Selling,
general and administrative expenses increased as a percentage of sales to 20.3% for the six months ended June 30, 1997
compared  with  18.6%  in  the 1996  period.   The  increased
expenses as a percent of sales in 1997 was due to certain Corporate expenses related to the proposed sale of the Company, and to the fact that the 1996 period benefited from a favorable adjustment of $2.2 million related to the Company phase-out of accumulated postretirement benefit obligations. The increased selling, general and administrative expenses in the first half of 1997 were partially offset by net reductions of $.6 million to previously recorded provisions. Research and development expenditures were 1.9% of net sales for both the six months ended June 30, 1997 and 1996.

Unusual Item. In the six months ended June 30, 1997, the Company recorded an unusual charge of $10.5 million related to the settlement of a judgment against the Company in favor of International. Reference is made to Note G and H in Part I of this Form 10-Q Report for additional information.

Interest Expense. Average borrowings in the first six months of 1997 were approximately $25 million higher than the first half of 1996. Total interest expense (before allocation to discontinued operations) increased only $.3 million to $17.5 million for the six months ended June 30, 1997 compared with $17.2 million for the same period in 1996. The additional interest expense as a result of the increased borrowing level was partially offset by the lower interest rates incurred by the Company since refinancing its domestic debt in April 1996. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $.5 million and $.9 million for the six months ended June 30, 1997 and 1996, respectively.

Provision   for  Income  Taxes.   Income  tax   expense   for
continuing operations was $1.3 million and $2.0 million for the six months ended June 30, 1997 and 1996, respectively. These amounts represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings. The Company establishes valuation allowances against unrecognized prior year tax benefits in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company is recognizing these benefits only as reassessment demonstrates that it is more likely than not that they will be realized.

Income (Loss) from Continuing Operations. The Company had a net loss from continuing operations of $10.4 million, or $.61 per share, for the six months ended June 30, 1997, compared with income of $2.8 million, or $.16 per share, for the comparable 1996 period. See "Unusual Item" above and "Segment Operating Results" below.

Extraordinary Item. The six months ended June 30, 1996 include an extraordinary charge of $8.5 million after-tax, representing costs incurred in connection with the early extinguishment of debt as well as the write-off of previously deferred loan costs.

Net (Loss) Income. The net loss in the first quarter of 1997 was $10.4 million, or $.61 per share, compared to a net loss of $5.7 million, or $.33 per share, in the comparable 1996 period. See "Unusual Item" above and "Segment Operating Results" below.

Segment Operating Results

Total segment operating income for the six months ended June 30, 1997 was $21.8 million, a decrease of 4.4% as compared with $22.8 million for the comparable 1996 period. As discussed above, segment operating income comparisons with 1996 were adversely affected by the phase out of certain postretirement benefits completed in December 1996.

The first half of 1996 benefited by $2.2 million from this OPEB phase-out adjustment. Excluding this adjustment in 1996, segment operating income increased 5.4% in the first six months of 1997 as compared with 1996.

Operating results by business segment for the six months ended June 30, 1997 and 1996 are summarized below.

Power Transmission. Net sales of $46.0 million in the first half of 1997 were 2.3% above last year's comparable period. Segment operating income for the first six months of 1997 of $4.4 million was $.1 million below the 1996 period, which included a $.9 million credit related to the employee benefit phase-out. Excluding this favorable OPEB credit in 1996, segment operating income increased 23.6% in 1997 compared to the prior year. Market penetration of recently introduced new electrical products began to pick up momentum.

Pumps. Segment operating income increased 10.7% in the first six months of 1997 to $7.7 million, on a 4.4% increase in net sales to $56.1 million. The sales increase was due primarily to the inclusion of Imo Pompes, SA, a French licensee acquired in March 1996, which was partially offset by the unfavorable impact of exchange rate changes (primarily in Sweden). Segment operating income was ahead of the prior year by 21.2% excluding the favorable OPEB adjustment in 1996. Also contributing to the increased sales and earnings in the second quarter of 1997 was the increased orders for equipment used in the transport and processing of crude oil and fuel pumps for turbine-generators used in electric power generation. The turnaround at the Warren Pumps facility is also making a contribution to profitability.

Instrumentation. Segment operating income for the first half of 1997 of $4.8 million was up 2.4% on sales of $37.6 million, a 2.8% decrease, compared with the prior year period. Excluding the favorable OPEB adjustment in 1996, segment operating income for the first six months of 1997 increased 9.7% compared with the prior year period. Net sales and segment operating income for the segment's U.S. operation were up 12.8% and 30.4%, respectively, as compared with the first half of 1996. A new management team at the segment's European operation has improved on-time performance and is working to recapture the market share lost when production schedules slipped during the past two years. Cost savings at the segment's European operation planned for 1997 are expected to be realized in the last half of the year.

Morse Controls. Segment net sales declined 2.6% to $58.1 million in the first half of 1997 compared with the prior year. Segment operating income was down $1.0 million, or 18.5%, to $4.3 million when comparing the same periods. The downturn in both sales and income was attributable to persistent problems at the segment's operation in Germany, which has undergone extensive restructuring, and is expected to begin showing improvement later in the year, now that industrial segments of the German economy are beginning to show signs of recovery. The effects of unfavorable exchange rate changes in

Germany also had the effect of decreasing net sales by 2.3% in the first half of 1997 compared with 1996. The segment's U.S. sales rose 4.0% in the first six months of 1997, largely due to the increased demand in the pleasure marine market which has picked up in the last three months after a slow start to the pleasure boating season.

Roltra-Morse. Net sales for the Roltra-Morse segment, which increased 8.9% (or 15.4% excluding the unfavorable impact of exchange rate changes) to $48.3 million in the first six months of 1997 compared with the prior year, were boosted by the impact of Italian government incentives to auto buyers intended to prod the stagnant Italian economy into recovery. Despite this sales increase, segment operating income of $.6 million for the first half of 1997 was less than half of the 1996 amount, due to delays in implementing both restructuring plans and the introduction of new lower-cost components. Roltra-Morse is expected to continue to benefit in the second half of the year from a continuing high level of auto sales in Italy.


Liquidity and Capital Resources

Short-term and Long-term Debt

The Company's domestic liquidity requirements are served by the $70 million revolving credit facility (including a letter of credit subfacility) under its senior secured credit agreement entered into in April 1996 (the "New Credit Agreement"), while its needs outside the U.S. continue to be covered by short and intermediate term credit facilities from foreign banks. As of June 30, 1997, there were $28.8 million of revolving credit borrowings and $15.5 million of standby letters of credit outstanding under the New Credit Agreement. In connection with the recent judgment of $12.9 million entered against the Company related to the International Insurance matter, the Company has agreed to a settlement with International for approximately $10.0 million, which was paid on July 30, 1997. Due to the lower settlement amount with International, and the Company's efforts to maximize liquidity, the availability under the revolving credit facility should be sufficient for the foreseeable future. If Acquisition Corp. is successful in its tender offer, it intends to refinance the New Credit Agreement with the proceeds of new credit facilities of up to $147,400,000. Reference is made to the Schedule 14D-1 of II Acquisition Corp. filed with the Commission on July 31, 1997 for more information regarding such new credit facilities.

The Company also has, in the aggregate, foreign short-term credit facilities of approximately $34.6 million. As of June
30, 1997, $22.4 million was outstanding under those foreign facilities.

At June 30, 1997, the Company also had outstanding under the New Credit Agreement $20.0 million of a term loan amortizing to April 2001, $12.9 million of a second term loan amortizing to April 2001, and $44.5 million of a third term loan amortizing to April 2003.

In addition, the Company had outstanding $155 million of its 11.75% senior subordinated notes due in 2006 (the "Notes").

Cash Flow

The Company's operating activities provided cash of $.7 million in the first half of 1997, compared with cash used of $8.3 million in the comparable 1996 period. The cash provided by operating activities in 1997 was primarily due to a lower working capital usage than the first half of 1996. Net cash provided by investing activities of $8.8 million in the first six months of 1997 was due primarily to the sales of the Company's Varo Electronic Systems business and non-operating real estate. This compared with cash used in investing activities of $5.7 million for the six months ended June 30, 1996. Cash and cash equivalents were $2.8 million at June 30, 1997 compared with $4.9 million at December 31, 1996.

Working capital at June 30, 1997 was $26.3 million, a decrease of $17.3 million from the end of 1996, due primarily to the provision recorded in the first quarter of 1997 related to the International Judgment. The ratio of current assets to current liabilities was 1.1 at June 30, 1997 compared with 1.3 at December 31, 1996. The Company's total debt as a percent of its total capitalization increased to 130.4% at June 30, 1997 compared with 121.5% at December 31, 1996.

Management believes that cash flow from operations, cash available from unused credit facilities and cash generated by additional asset sales will be sufficient to meet the Company's foreseeable liquidity needs.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-Q Report are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) "Restructuring Plans" - the likelihood of completing the sales of the remaining assets identified for sale and the impact of various cost reduction programs; (ii) Legal Proceedings - the future impact of legal proceedings on the financial condition of the Company; (iii) "Segment Operating Results" - the future performance of various programs and foreign market conditions in each segment and the impact of such programs and foreign market conditions on future sales and on operating income; and, (iv) "Recent Events" and "Liquidity and Capital Resources" - statements concerning the outcome of the Acquisition Corp. tender offer for the Company's common stock, the Company's ability to sell the remaining assets identified for sale and repay outstanding debt under the New Credit Agreement and statements regarding the announced sale of the Company and the impact of such an action, if any, on the remaining asset sales. The Company wishes to caution the reader that, in addition to the matters described above, various factors such as delays in contracts from key customers, demand and market acceptance risk for new products, continued or increased competitive pricing and the effects of under-utilization of plants and facilities, particularly in Europe, and the impact of worldwide economic conditions on demand for the Company's products, could cause results to differ materially from those in any forward-looking statement.


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

LILCO Insurance Litigation. On May 8, 1997, the Company was informed that the U.S. District Court for the Northern District of California had reinstated the judgment in favor of International Insurance Company. This case was commenced in January 1993, in the U.S. District Court for the Northern District of California by International alleging that International was entitled to recover $10 million in defense costs, and $1.2 million of a judgment, each of which was paid on behalf of the Company in connection with litigation between the Company and LILCO which was concluded in October 1993. International contends, among other things, that the International policies did not cover the matters in question in the LILCO case. The Company therefore recorded a charge to income in the first quarter of 1997 of $12.9 million as an unusual item, which represented the amount of the judgment plus interest to date. On July 15, 1997 the Company agreed to settle with International by dropping an appeal and paid a reduced amount on July 30, 1997 in complete settlement of all outstanding amounts. As a result of the settlement, the Company recorded a favorable adjustment of $2.4 million as an unusual item in the second quarter of 1997.

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended
December 31, 1996, which is incorporated herein by reference, and to Note H in Part I of this Form 10-Q Report.

Item 2.  Changes in Securities

On April 30, 1997, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Company Common Stock to stockholders of record at the close of business on May 4, 1997. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series B Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $15 per Unit, subject to adjustment. Concurrent with the issuance of these Rights, previously issued rights for the purchase of Series A Junior Preferred Stock expired. A complete description of the Rights is included in the Company's Form 8-A filed with the Commission on May 2, 1997.

Item  4.  Submission  of Matters to  a  Vote  of  Security
          Holders.

The  Annual Meeting of the Company's Stockholders was held on May
20, 1997.

The following Directors were elected:

                      Name          Votes For         Votes Withheld
                James B. Edwards   13,381,153             1,943,379
                Carter P. Thacher  13,380,463             1,944,069

There were no broker non-votes regarding the election of Directors. The following Directors terms of office continued after the meeting:

                                      Name
                              Donald K. Farrar
                              Richard J. Grosh
                              Donald C. Trauscht
                              Arthur E. Van Leuven

Ernst & Young LLP was elected as independent auditors of the Company with 15,174,970 votes in favor of such election, 104,355 votes against and 45,207 abstentions. There were no broker non-votes regarding the election of such auditors.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             The following exhibits are being filed as part of this Report:

     Exhibit No.      Description

     3(i)      The   Company's   Restated   Certificate   of
               Incorporation, as amended

     4.3 (A) Rights Agreement, dated as of April 30, 1997 between Imo Industries Inc. and First Chicago Trust Company of New York, which includes, as Exhibit A thereto, the Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of Imo Industries Inc., as Exhibit B thereto, the Form of Rights Certificate and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Stock. (Incorporated by reference to Exhibit 1 to the Company's Form 8-A Registration Statement filed with the Commission on May 2, 1997.)

           (B) Amendment dated June 25, 1997 between the Company and First Chicago Trust Company of New York, (Incorporated by reference to Exhibit G to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 2, 1997.)

           (C) Amendment dated July 25, 1997 between the Company and First Chicago Trust Company of New York, (Incorporated by reference to Exhibit J to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 31, 1997.)

     10.24 Agreement and Plan of Merger, dated June 26, 1997, among United Dominion Industries Limited, UD Delaware Corp. and Imo Industries Inc. (Incorporated by reference to Exhibit C to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 2, 1997.)

     10.25     Share  Purchase  Agreement,  dated  July  25,
               1997, between II Acquisition Corp. and the Company, (Incorporated by reference to Exhibit C to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 31, 1997.)

       27      Financial Data Schedule as of June 30, 1997

         (b) Reports on Form 8-K:

     On July 1, 1997, the Company filed a report on Form 8-K, reporting under Item 5, disclosing the announcement that the Registrant and United Dominion Industries Limited ("UDI") had executed a definitive merger agreement providing for a tender offer for all shares of the Registrant's common stock by UDI.

     On July 29, 1997, the Company filed a report on Form 8-K, reporting under Item 5, disclosing the announcement that the Registrant and II Acquisition Corp. had executed a definitive agreement providing for a tender offer for all shares of the Registrant's common stock by II Acquisition Corp. and had terminated the merger agreement with United Dominion Industries Limited.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    Imo Industries Inc.
                                                       (Registrant)



Date August 13, 1997                       /s/ DONALD K. FARRAR
                                            Donald K. Farrar
                                            Chairman, Chief Executive Officer,
                                            President and Director
                                            (principal executive officer)



Date August 13, 1997                       /s/ WILLIAM M. BROWN
                                            William M. Brown
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Corporate Controller
                                            (principal financial and accounting
                                             officer)