Form 10-Q
period 1997-09-30
IMO INDUSTRIES INC
filed 1997-11-14
CIK 804151

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

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

Indicate  the  number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of   the   latest
practicable date: Common Stock, $1.00 Par Value-17,127,848 shares as of October 31, 1997.








                            INDEX


                                                                  Page
                                                                 Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

Condensed Consolidated Statements of Income--Three and
 nine months ended September 30, 1997 and 1996                       2

Condensed Consolidated Balance Sheets--September 30,1997 and
 December 31, 1996                                                   3

Condensed Consolidated Statements of Cash Flows--Nine
 months ended September 30, 1997 and 1996                            4

Notes to Condensed Consolidated Financial Statements--
 September 30, 1997                                                5- 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                      11-18

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                         18
Item 5.  Other Information.                                         18
Item 6.  Exhibits and Reports on Form 8-K.                          19

SIGNATURES                                                          20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         Imo Industries Inc. and Subsidiaries
                     Condensed Consolidated Statements of Income
                   (Dollars in thousands except per share amounts)
                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                    1997     1996*       1997     1996*
                                      (Unaudited)        (Unaudited)
Net Sales                         $ 96,572  $ 92,762   $305,092  $295,455
Cost of products sold               72,454    70,110    225,137   219,857

Gross Profit                        24,118    22,652     79,955    75,598

Selling, general and
 administrative expenses            18,415    16,752     57,804    50,414
Research and development expenses    1,959     2,011      5,948     6,025
Unusual items                       21,594       ---     32,094       ---

Income (Loss) from
 Operations                        (17,850)    3,889    (15,891)   19,159

Interest expense                     7,759     7,458     23,678    22,333
Interest income                       (443)     (326)    (1,285)   (1,105)
Other expense (income), net           (344)      (39)      (127)       75
Equity in (income) loss of
 unconsolidated companies             (356)      107         44        57

Income (Loss) from Continuing
 Operations Before Income Taxes,
 Minority Interest and
 Extraordinary Item                (24,466)   (3,311)   (38,201)   (2,201)

Income Tax Expense                     905    10,708      2,188    12,546
Minority Interest                      (30)       26        (29)      (25)

Income (Loss) from Continuing
 Operations Before
 Extraordinary Item                (25,341)  (14,045)   (40,360)  (14,722)

Discontinued Operations:
  Income from Operations               728     1,628      5,334     5,101
  Estimated Gain (Loss) on Disposal (8,430)   (7,349)    (8,430)   (7,349)
   Total Income (Loss) from
    Discontinued Operations         (7,702)   (5,721)    (3,096)   (2,248)

Extraordinary Item - Loss on
 Extinguishment of Debt               (287)      ---       (287)   (8,455)

Net Loss                          $(33,330) $(19,766)  $(43,743) $(25,425)


Earnings (Loss) Per Share:
   Continuing operations
     before extraordinary item    $  (1.48) $  (0.82)  $  (2.35) $  (0.86)
   Discontinued operations        $  (0.45) $  (0.34)  $  (0.18) $  (0.14)
   Extraordinary item             $  (0.02) $    ---   $  (0.02) $  (0.49)
   Net loss                       $  (1.95) $  (1.16)  $  (2.55) $  (1.49)

Weighted average number of
 shares outstanding           17,127,547  17,105,047  17,126,359  17,093,234

See accompanying notes to condensed consolidated financial statements. *Restated to conform to 1997 presentation.

                       Imo Industries Inc.and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                     September 30,   December 31,
                                         1997           1996*
                                      (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents            $  16,807       $   4,907
Trade accounts and notes receivable,
 less allowance of $0 in 1997
 and $1,419 in 1996                     66,859          65,367
Inventories-net                         81,930          81,095
Deferred income taxes                    9,956           9,165
Net assets of discontinued
 operations-current                        ---          25,407
Prepaid expenses and other
 current assets                          11,342           7,349
Total Current Assets                    186,894         193,290
Property, Plant and Equipment-on
 the basis of cost                       84,645         184,416
Less allowance for depreciation
 and amortization                        (1,702)        (96,327)
Net Property, Plant and Equipment        82,943          88,089
Intangible Assets, Principally
 Goodwill                               247,505          68,722
Net Assets of Discontinued
 Operations - Noncurrent                  4,073          11,938
Other Assets                             15,552          31,869
Total Assets                           $536,967        $393,908

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable                          $ 19,180        $ 41,808
Trade accounts payable                   46,493          38,686
Accrued expenses and other
 liabilities                             70,208          53,677
Current portion of long-term debt         5,709          14,994
Total Current Liabilities               141,590         149,165
Long-Term Debt                          219,631         250,144
Deferred Income Taxes                     4,789           3,890
Accrued Postretirement Benefits -
 Long-Term                               17,113          17,418
Accrued Pension Expense and Other
 Liabilities                             54,022          30,071
Total Liabilities                       437,145         450,688
Minority Interest                           818             954
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock: $1.00 par value;
 authorized and unissued 5,000,000 shares   ---             ---
Common stock: $1.00 par value;
 authorized 25,000,000 shares;
 issued 18,800,636 and 18,796,897
 in 1997 and 1996, respectively          18,801          18,797
Additional paid-in capital              112,641          80,466
Retained earnings (deficit)             (14,865)       (134,962)
Cumulative foreign currency
 translation adjustments                    447            (793)
Minimum pension liability adjustment        ---          (2,503)
Unearned compensation                       ---            (719)
Treasury stock at cost -
 1,672,788 shares in 1997 and 1996      (18,020)        (18,020)
Total Shareholders' Equity (Deficit)     99,004         (57,734)
Total Liabilities and
 Shareholders' Equity (Deficit)        $536,967        $393,908

See accompanying notes to condensed consolidated financial statements. *Restated to conform to 1997 presentation.

                    Imo Industries Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                      Nine Months Ended September 30,

                                           1997              1996*
                                                 (Unaudited)
OPERATING ACTIVITIES
Net loss                                $ (43,743)        $ (25,425)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 continuing operations:
   Loss from discontinued operations        3,096             2,248
   Depreciation                            10,749            10,399
   Amortization                             2,908             3,128
   Provision for deferred income taxes        ---            10,000
   Extraordinary item                         287             8,455
   Unusual items                           32,094               ---
   Other                                      424               148
   Other changes in operating assets
    and liabilities:
      Increase in accounts and notes
       receivable                          (1,779)           (3,158)
      Decrease (increase) in inventories     (835)            4,322
      Decrease in accounts payable and
       accrued expenses                   (31,180)           (9,493)
      Other operating assets and
       liabilities                           (622)           (3,620)
 Net cash used by continuing operations   (28,601)           (2,996)
 Net cash used by discontinued operations  (1,309)           (1,138)
Net Cash Used in Operating Activities     (29,910)           (4,134)

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment                                (10,341)          (10,209)
Proceeds from sale of businesses and
 sales of property, plant and equipment   110,691             6,181
Acquisitions, net of cash acquired            ---            (7,972)
Other                                        (118)              268
Net Cash Provided by (Used in)
 Investing Activities                     100,232           (11,732)

FINANCING ACTIVITIES
Decrease in notes payable                 (17,568)          (10,527)
Proceeds from long-term borrowings        127,173           265,695
Principal payments on long-term debt     (166,749)         (224,935)
Payment of debt financing costs              (384)          (14,578)
Other                                        (194)               28
Net Cash (Used in) Provided by
 Financing Activities                     (57,722)           15,683

Effect of exchange rate changes on cash      (700)              (80)
Increase (Decrease) in Cash and Cash
 Equivalents                               11,900              (263)
Cash and cash equivalents at beginning
 of period                                  4,907             5,727
Cash and Cash Equivalents at End of
 Period                                 $  16,807         $   5,464

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
   Interest expense                     $  20,143         $  22,017

   Income taxes                         $   2,848         $   1,720

See accompanying notes to condensed consolidated financial statements.
* Restated to conform to 1997 presentation.

Imo Industries Inc. and Subsidiaries

Notes   to   Condensed   Consolidated  Financial   Statements
(Unaudited with respect to September 30, 1997 and 1996 and the periods then ended.)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Restatements: The Consolidated Financial Statements, and the notes thereto, have been restated to reflect the Company's Instrumentation business segment as a discontinued operation. Certain prior year amounts have been restated to conform to the current year presentation.


NOTE B - ACQUISITION BY II ACQUISITION CORP.

On July 25, 1997, the Company executed a definitive agreement with II Acquisition Corp. ("Acquisition Corp.") pursuant to which, on July 31, 1997, Acquisition Corp. commenced a cash tender offer for all outstanding shares of the Company's common stock at a price of $7.05 per share, net in cash.

The Company had previously announced on June 26, 1997 that it had entered into a merger agreement with United Dominion Industries Limited ("UDI") pursuant to which, on July 2,
1997, UDI commenced a cash tender offer for all of the outstanding shares of the Company's common stock at a price of $6 per share. The Company's Board of Directors unanimously determined that the Acquisition Corp. offer was fair and in the best interests of the Company's stockholders. As a result, the Board of Directors withdrew its approval of UDI's tender offer and the other transactions contemplated by the merger agreement with UDI and exercised its right to terminate the merger agreement.

On August 28, 1997, Acquisition Corp. acquired approximately 93% of the Company's outstanding shares of common stock pursuant to its tender offer, which expired, as scheduled, on August 27, 1997. The total consideration paid was $112.1 million. The acquisition has been accounted for under the purchase method. The purchase price was allocated based on the estimated fair values at the date of acquisition and resulted in an excess of purchase price over assets and liabilities acquired of $239 million, which is being amortized over 40 years. The purchase price allocation has been completed on a preliminary basis, and as a result, adjustments to the carrying value of assets and liabilities may occur.

The unaudited pro forma information for the periods set forth below give effect to the acquisition, the refinancing of the Company's domestic senior debt (See Note G) and the sale of the Instrumentation business segment (See Note C) as if they had occurred on January 1, 1997 and January 1, 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the periods presented.


Nine Months Ended September 30 (in thousands of dollars)

                                      1997       1996
                                        (Unaudited)

Net Sales                          $305,092     $295,455
Net Income (Loss) from
 Continuing Operations before
 Extraordinary Items               $(37,988)    $(13,614)
Income (Loss) from Discontinued
 Operations                          (8,430)      (7,349)
Extraordinary Item                     (287)      (8,455)
Net Income (Loss)                  $(46,705)    $(29,418)


Earnings (Loss) Per Share:
   Continuing Operations
      before Extraordinary Items     $(2.22)    $(0.80)
   Discontinued Operations            (0.49)     (0.43)
   Extraordinary Item                 (0.02)     (0.49)
   Net Income (Loss)                 $(2.73)    $(1.72)

In conjunction with the acquisition, the Company recorded a third quarter charge of $16.6 million including a $10.0 million contract fee paid to UDI as a result of the termination of the merger agreement between UDI and the Company, $4.2 million of commissions, advisory and legal fees, and $2.4 million of employee retention bonuses. (See Note F)

The purchase of shares by Acquisition Corp. pursuant to the tender offer reduced the number of shares traded publicly and reduced the number of holders of shares. At present, the Company's common stock continues to meet the requirements of the New York Stock Exchange ("NYSE") for continued listing. Based on certain criteria for the publicly traded shares, the Company's common stock may, at some future time, no longer meet the requirements for the NYSE for continued listing and may be delisted from the NYSE and deregistered under the provisions of the Securities Exchange Act of 1934, as amended. Each of these events could adversely affect the liquidity and market value of the remaining shares held by the public.

NOTE C--DISCONTINUED OPERATIONS

On August 29, 1997, the Company completed the sale of its Instrumentation business segment to Danaher Corporation for proceeds of $85 million, which approximated its net book value after the Acquisition Corp. acquisition, a portion of which was used to reduce debt. Therefore, the operating results of the Instrumentation segment have been segregated and reported as a discontinued operation in the accompanying Condensed Consolidated Statements of Income. Prior year financial statements have been reclassified to conform to the current year presentation.

The Company has also accounted for its former Electro-Optical Systems business and Turbomachinery business segments as discontinued operations. The sale of the Varo Electronic Systems division of the Electro-Optical Systems business was completed in April 1997 and the proceeds of $12.0 million were used to reduce debt.

Net sales of the discontinued operations were $11.4 million and $27.6 million for the three months ended September 30, 1997 and 1996, respectively, and $58.2 million and $75.9 million for the nine months ended September 30, 1997 and 1996, respectively. The operating results from discontinued operations include allocated interest expense of $.3 million and $1.2 million for the three months ended September 30, 1997 and 1996, respectively, and $1.9 million and $3.5 million for the nine months ended September 30, 1997 and 1996, respectively.

Based on its quarterly review of the assumptions used in determining the estimated loss from discontinued operations, the Company recorded a charge of $8.4 million and $7.3 million in the three months ended September 30, 1997 and 1996, respectively. These charges related to changes in estimates on legal and other reserve requirements of its former Electro-Optical and Turbomachinery businesses.

NOTE D--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                 September 30,   December 31,
                                     1997           1996
                                  (Unaudited)


Finished products                  $ 36,256      $ 43,971
Work in process                      26,905        26,754
Materials and supplies               19,722        23,142
                                     82,883        93,867
Less customers' progress payments       953         2,710
Less valuation allowance                ---        10,062
                                   $ 81,930      $ 81,095


NOTE E--EARNINGS PER SHARE

Earnings per share for 1997 and 1996 are based upon the weighted average number of shares of common stock outstanding. Common stock equivalents related to stock options and warrants are excluded because their effect is not material.

NOTE F--UNUSUAL ITEMS

The first nine months of 1997 included an unusual charge of $10.5 million relating to the judgment against the Company in favor of International Insurance Company ("International"), awarding International $11.2 million, plus interest from March 1995. The Company recorded a charge to income in the first quarter of 1997 of $12.9 million as an unusual item, which represented the amount of the judgment plus interest to date. On July 15, 1997, the Company agreed to settle with International by dropping an appeal and paid a reduced amount on July 30, 1997 in complete settlement of all outstanding amounts. As a result of the settlement, the Company recorded a favorable adjustment of $2.4 million as an unusual item in the second quarter of 1997.

In addition, the Company recorded unusual charges of $21.6 million in the third quarter of 1997. Of these charges, $16.6 million related to the sale of the Company and represent indirect and general expenses incurred by the Company in connection with the sale process, and $5 million related to an additional legal provision concerning certain litigation matters.

NOTE G--NOTES PAYABLE AND LONG-TERM DEBT

On August 29, 1997, the Company completed the refinancing of its domestic senior debt. Under terms of the refinancing, the Company entered into an agreement for $173 million in senior secured credit facilities with a group of lenders (the "New Credit Agreement"). Initial borrowings under the New Credit Agreement were approximately $127.1 million. Proceeds of the New Credit Agreement were used to refinance all obligations under the Company's previous credit facility (the "Old Credit Agreement"). The cost of the implementation of the New Credit Agreement will be amortized over its term.

The  New  Credit  Agreement provides for  a  five  year,  $70 million revolving credit facility, a $73 million term loan amortizing to August 29, 2002 and a $30 million letter of credit facility.

As of September 30, 1997, the Company had borrowings of $59.0 million in term loans and $13.0 million of outstanding standby letters of credit under the New Credit Agreement. The Company had $27.6 million in foreign short-term credit facilities with amounts outstanding at September 30, 1997 of $19.2 million. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value. The weighted average interest rate on short-term notes payable was 8.45% and 9.5% at September 30, 1997 and December 31, 1996, respectively.

The New Credit Agreement requires the Company to meet certain objectives with respect to financial ratios. The New Credit Agreement and the senior subordinated notes contain provisions, which place certain limitations on dividend payments and outside borrowings. Under the most restrictive of such provisions, the New Credit Agreement requires the Company to maintain certain minimum interest coverage, fixed charge coverage and maximum permitted debt levels.


NOTE  H--CONTINGENCIES

Legal Proceedings

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 6,100 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases involving approximately 20,000 claimants which in 1996 were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities.

The Company was a defendant in a lawsuit in the U.S. District Court for the Western District of Pennsylvania, which alleged component failures in equipment sold by its former diesel engine division. The complaint sought damages of approximately $3.0 million. On September 30, 1997 the Court granted a Summary Judgment motion filed by the Company which effectively dismissed all claims against it. Plaintiffs have appealed this judgment to the United States Court of Appeals for the Third Circuit.

The Company is a defendant in a lawsuit in the Circuit Court of Cook County, Illinois alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8.0 million. To date the Court has granted a series of Summary Judgment motions filed by the Company which have significantly reduced the scope of damages which the Plaintiff may claim but has permitted additional discovery to determine whether any other damages exist which plaintiff may be entitled to seek at a trial.

On June 3, 1997 the Company was served with a complaint in a case brought in the Superior Court of New Jersey by Litton Industries Inc. alleging damages in excess of $10 million incurred by Litton as a result of losses under a Government Contract purchased by Litton in its acquisition of the
Company's former Electro-Optical Systems business. The Electro-Optical Systems business was sold to Litton in a transaction that closed on June 2, 1995. The sales contract between the Company and Litton provided certain representations and warranties as to the status of the business at the time of sale. Litton has alleged that the Company failed to notify them of a reasonably anticipated loss under a bid that was pending at the time of the transfer of the business and that the representations and warranties were breached. The contract was subsequently awarded to the Company's Varo subsidiary and thereafter transferred to Litton. The case is in the preliminary stages of pleading but the Company believes that there are legal and factual defenses to the claims and intends to defend the action vigorously.

The Company is one of 5 defendants in an action brought by Triad Chemical in the United States District Court for the Middle District of Louisiana. In April 1991 the Company's former Deltex Division performed a repair of a turbine for CF Industries. Following the repair the turbine was included in a spare parts pool until January 1995, when the turbine was provided to Triad by CF Industries pursuant to a spare parts pooling agreement. Triad alleges that following installation in its plant the turbine experienced severe vibrations requiring the turbine to be run at less than optimal speed. They further allege that the shortfall in performance caused Triad to incur repair costs, and consequential damages in excess of $5 million. The lawsuit is in the discovery stage and therefore the Company is unable at this time to determine the potential liability, if any.

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

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company's business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it either expects to prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the three and nine months ended September 30, 1997.

Recent Events

II Acquisition Corp.: As previously discussed, 93% of the outstanding shares of the Company's common stock were acquired by Acquisition Corp. on August 28, 1997. Reference is made to Note B in Part I of this Form 10-Q Report for additional information.

Debt Refinancing: In addition, on August 29, 1997, the Company completed the refinancing of its domestic senior debt. Under terms of the refinancing, the Company entered into a New Credit Agreement for $173 million in senior secured credit facilities with a group of lenders. Proceeds of the New Credit Agreement were used to refinance all obligations under the Company's Old Credit Agreement.
Reference is made to Note G in Part I of this Form 10-Q Report for additional information.

Legal Settlement: On May 8, 1997, the Company was informed that the U.S. District Court for the Northern District of California had reinstated the International Judgment, awarding International $11.2 million, plus interest from March 1995. The Company therefore recorded a charge to income in the first quarter of 1997 of $12.9 million as an unusual item, which represented the amount of the judgment plus interest to date. On July 15, 1997 the Company agreed to settle with International by dropping an appeal and paid a reduced amount on July 30, 1997 in complete settlement of all outstanding amounts. As a result of the settlement, the Company recorded a favorable adjustment of $2.4 million as an unusual item in the second quarter of 1997. Reference is made to Note F in Part I of this Form 10-Q Report for additional information.

Asset Sales: On August 29, 1997, the Company completed the sale of its Instrumentation business segment to Danaher Corporation for proceeds of $85 million, which approximated its net book value. The Company used a portion of the proceeds to reduce domestic senior debt by $67.9 million.

In the first nine months of 1997, the Company also completed sales of certain of its non-operating real estate for total proceeds of approximately $12.7 million, $8.9 million of which, was used to repay senior debt.

1997 Cost Reduction Program. In connection with the acquisition
by   Acquisition   Corp.,   the  Company's   new   management
implemented a program throughout the Company. The cost of this program is estimated to be $16.8 million and was accrued for in accordance with the purchase method of accounting. It is comprised of $10.3 million related to severance and termination benefits as a result of headcount reductions at the Company's Corporate headquarters. In addition, $1.3 million, $.9 million and $4.3 million of costs are estimated for the Company's Power Transmission, Pumps, and Morse
Controls segments, respectively, related to severance and termination benefits resulting from headcount reductions and the consolidation of certain manufacturing facilities.


Results of Operations

The recently sold Instrumentation and Electro-Optical Systems
business   segments  were  accounted  for   as   discontinued
operations   in   the  accompanying  consolidated   financial
statements. Accordingly, the discussion that follows concerns only the results of continuing operations.  The  Company's continuing businesses are grouped
into four business segments for   management   and  segment
reporting purposes: Power Transmission, Pumps, Morse Controls, and Roltra-Morse.

Three Months Ended September 30, 1997 Compared with 1996

Sales. Net sales from continuing operations for the three months ended September 30, 1997 were $96.6 million, an increase of 4.1%, compared with $92.8 million in the comparable 1996 period. Third quarter 1997 net sales increased 14.9%, 4.3% and 2.9% for the Roltra-Morse, Power Transmission and Morse Controls segments, respectively, while the Pumps segment decreased 2.0%, compared to the prior year period. The Company had volume increases across all of its segments; however, these were offset by the effects of negative foreign currency fluctuations.

Gross Profit. The gross profit in the third quarter of 1997 increased slightly to 25.0% compared with 24.4% in 1996. The higher gross profit was the result of increased sales volume in all segments and productivity gains in the Pumps segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of sales to 19.1% for the three months ended September 30, 1997 compared with 18.1% in the 1996 period. The increased expenses as a percent of sales in 1997 was due primarily to the fact that the 1996 period benefited from a favorable adjustment of $.9 million related to the Company phase-out of accumulated postretirement benefit obligations. Research and development expenditures decreased slightly to 2.0% of net sales for the three months ended September 30, 1997 compared with 2.2% in 1996.

Unusual Items. The Company recorded unusual charges of $21.6 million in the third quarter of 1997. Of these charges, $16.6 million was related to the sale of the Company and $5 million was related to additional legal provisions concerning certain litigation matters.

Interest Expense. Average borrowings in the third quarter of 1997 were approximately $15 million lower than the third quarter of 1996. Total interest expense (before allocation to discontinued operations) decreased $.6 million to $8.1 million for the three months ended September 30, 1997 compared with $8.7 million for the same period in 1996. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $.3 million and $1.2 million for the three months ended September 30, 1997 and 1996, respectively.

Provision   for  Income  Taxes.   Income  tax   expense   for
continuing operations was $.9 million and $10.7 million for the three months ended September 30, 1997 and 1996, respectively. Of these amounts, $.9 million and $.7 million, respectively, represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings. As a result of withdrawing Roltra-Morse from potential sale in November of 1996, the results for the three months ended September 30, 1996 also include a provision of $10.0 million against deferred tax benefits previously recognized based on an anticipated gain on the sale.

Income from Continuing Operations. The Company had a net loss from continuing operations of $25.3 million, or $1.48 per share, for the three months ended September 30, 1997, compared with a loss of $14.1 million, or $.82 per share, for the comparable 1996 period.

Income  (Loss)  from  Discontinued Operations.   The  income
(loss) from operations of the discontinued operations resulted in income of $.7 million and $1.6 million for the three months ended September 30, 1997 and 1996, respectively. Results from operations for the discontinued operations include allocations for interest of $.3 million and $1.2 million for the respective 1997 and 1996 periods.

Based on its quarterly review of the assumptions used in determining the estimated loss from discontinued operations, the Company recorded a charge of $8.4 million and $7.3 million in the three months ended September 30, 1997 and 1996, respectively. These charges related to changes in estimates on legal and other reserve requirements of its former Electro-Optical and Turbomachinery businesses.

Extraordinary Item. As a result of the $67.9 million prepayment of the New Credit Agreement on August 29, 1997, an extraordinary charge of $.3 million was recorded in the third quarter of 1997. This charge represents the write-off of previously deferred loan costs.

Net (Loss) Income. The net loss in the third quarter of 1997 was $33.3 million, or $1.95 per share, compared with a net loss of $19.8 million, or $1.16 per share, in the comparable 1996 period. See "Unusual Items" and "Income (Loss) from Discontinued Operations" above.


Nine Months Ended September 30, 1997 Compared with 1996

Sales. Net sales from continuing operations for the nine months ended September 30, 1997 were $305.1 million, a 3.3% increase compared with the comparable 1996 period. Excluding the effects of exchange rate changes, primarily in Italy, Sweden and Germany for the nine months ended September 30, 1997, net sales increased 7.5% compared to 1996. The Power Transmission, Pumps and Roltra-Morse segments experienced increased sales levels in the first nine months of 1997 as compared with the prior year. The net sales of the Morse Controls segment remained relatively flat.

Gross Profit. The gross profit in the first nine months of 1997 increased slightly to 26.2% compared with 25.6% in 1996. The higher gross profit was the result of increased sales volume in all segments and productivity gains in the Pumps segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of sales to 18.9% for the nine months ended September 30, 1997 compared with 17.1% in the 1996 period. The increased expenses as a percent of sales in 1997 was due to certain Corporate expenses related to the proposed sale of the Company, and to the fact that the 1996 period benefited from a favorable adjustment of $2.7 million related to the Company phase-out of accumulated postretirement benefit obligations. The increased selling, general and administrative expenses in the first nine months of 1997 were partially offset by net reductions of $.6 million to previously recorded provisions. Research and development expenditures were 1.9% and 2.0% of net sales for the nine months ended September 30, 1997 and 1996, respectively.

Unusual Items.  The Company recorded unusual charges of $32.1
million  in  the nine months ended September  30,  1997.   Of
these charges, $10.5 million related to the International judgment. See Recent Events above.

Additionally, in the third quarter of 1997, the Company recorded unusual charges of $21.6 million. See "Unusual Items" under the section entitled "Three Months Ended September 30, 1997 Compared with 1996" for discussion of these charges.

Interest Expense. Average borrowings in the first nine months of 1997 were approximately $11.1 million higher than the first nine months of 1996. Total interest expense (before allocation to discontinued operations) decreased $.3 million to $25.6 million for the nine months ended September 30, 1997 compared with $25.8 million for the same period in 1996. The additional interest expense as a result of the increased borrowing level was more than offset by the lower interest rates incurred by the Company since refinancing its domestic debt in April 1996. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $1.9 million and $3.5 million for the nine months ended September 30, 1997 and 1996, respectively.

Provision for Income Taxes. Income tax expense for continuing operations was $2.2 million and $12.5 million for the nine months ended September 30, 1997 and 1996, respectively. Of these amounts, $2.2 million and $2.5 million, respectively, represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings. As a result of withdrawing Roltra-Morse from potential sale in November of 1996, the results for the nine months ended September 30, 1996 also include a provision of $10.0 million against deferred tax benefits previously recognized based on an anticipated gain on the sale.

Income (Loss) from Continuing Operations. The Company had a net loss from continuing operations of $40.4 million, or $2.35 per share, for the nine months ended September 30, 1997, compared with a loss of $14.7 million, or $.86 per share, for the comparable 1996 period. See "Unusual Items" above.

Extraordinary Item. An extraordinary charge of $.3 million was recorded in the third quarter of 1997. This charge represents the write-off of previously deferred loan costs.

Income  (Loss)  from  Discontinued Operations.   The  income
(loss) from operations of the discontinued operations resulted in income of $5.3 million and $5.1 million for the nine months ended September 30, 1997 and 1996, respectively. Results from operations for the discontinued operations include allocations for interest of $1.9 million and $3.5 million for the respective 1997 and 1996 periods.

See "Income (Loss) from Discontinued Operations" under the section entitled "Three Months Ended September 30, 1997 Compared with 1996" for discussion of additional charges recorded to adjust the estimated loss on disposal of discontinued operations in both the nine months ended September 30, 1997 and 1996.

Net (Loss) Income. The net loss in the nine months ended September 30, 1997 was $43.7 million, or $2.55 per share, compared to a net loss of $25.4 million, or $1.49 per share, in the comparable 1996 period. See "Unusual Items" and "Income (Loss) from Discontinued Operations" above.

Liquidity and Capital Resources

Short-term and Long-term Debt

For discussion of the refinancing of the Company's domestic senior debt on August 29, 1997, see "Recent Events" above, and Note G in Part I of this Form 10-Q Report.

As of September 30, 1997, the availability under the revolving credit facility was $57.0 million, as the Company had borrowings of $59.0 million in term loans and $13.0 million of outstanding standby letters of credit under the New Credit Agreement. The Company's continuing operations had $27.6 million in foreign short-term credit facilities with amounts outstanding at September 30, 1997 of $19.2 million.

In addition, the Company had outstanding $155 million of its 11.75% senior subordinated notes due in 2006.

Cash Flow

The Company's operating activities used net cash of $29.9 million in the first nine months of 1997, compared with cash used of $4.1 million in the comparable 1996 period. The cash used by operating activities in 1997 was attributable to certain non-recurring payments. Approximately $21.2 million was paid in connection with the Company's sale process, which amount was comprised of a $10 million contract termination fee, $4.2 million of commissions, advisory and legal fees, and approximately $7.0 million of severance and other employee benefits related to measures taken at the Corporate headquarters. Additionally, approximately $10 million was paid in connection with the International judgment. Net cash provided by investing activities of $100.2 million in the first nine months of 1997 was due primarily to the sales of the Company's Varo Electronic Systems business, the Instrumentation business and non-operating real estate. This compared with cash used in investing activities of $11.7 million for the nine months ended September 30, 1996. Cash and cash equivalents were $16.8 million at September 30, 1997 compared with $4.9 million at December 31, 1996.

Working capital at September 30, 1997 was $45.3 million, an increase of $1.2 million from the end of 1996. The ratio of current assets to current liabilities was 1.3 at both September 30, 1997 and December 31, 1996. The Company's total debt as a percent of its total capitalization decreased to 71.2% at September 30, 1997 compared with 123.2% at December 31, 1996, due to the purchase accounting for the acquisition of 93% of the Company's common stock by II Acquisition Corp. and the further reduction of debt with a portion of the proceeds from the sale of the Instrumentation business segment.

The Company's sale of its Instrumentation business segment and refinancing of its domestic senior debt has significantly improved the liquidity position. Management believes that cash flow from operations, cash available from unused credit facilities and cash generated by additional asset sales will be sufficient to meet the Company's foreseeable liquidity needs.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-Q Report are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) "Restructuring Plans" - the impact of various cost reduction programs;
(ii) Legal Proceedings - the future impact of legal proceedings on the financial condition of the Company; and,
(iii) "Results of Operations" - the future performance of various programs and foreign market conditions in each segment and the impact of such programs and foreign market conditions on future sales and on operating income. The Company wishes to caution the reader that, in addition to the matters described above, various factors such as delays in contracts from key customers, demand and market acceptance risk for new  products, continued or increased  competitive
pricing and the effects of under-utilization of plants and facilities, particularly in Europe, and the impact of worldwide economic conditions on demand for the Company's products, could cause results to differ materially from those in any forward-looking statement.


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings.


For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended
December 31, 1996, which is incorporated herein by reference, and to Note H in Part I of this Form 10-Q Report.

Item 5.   Other Information.

In connection with the acquisition of 93% of the Company's outstanding shares of common stock by Acquisition Corp. on August 28, 1997, each of Mr. Donald K. Farrar, Mr. Carter B. Thacher, Mr. Arthur E. Van Leuven, Mr. Richard J. Grosh, Mr. James B. Edwards and Mr. Donald C. Trauscht resigned as directors of the Company and Mr. Steven M. Rales took office as a Class I Director of the Company, Mr. Mitchell P. Rales took office as a Class II Director of the Company, Mr. Philip
W. Knisely, took office as a Class III Director of the Company, Mr. Neil D. Cohen took office as a Class II Director of the Company and Mr. King David Boyer Jr., took office as a Class I Director of the Company. Messrs. Cohen and Boyer were appointed to succeed Messrs. Edwards and Grosh and each of Messrs. Cohen and Boyer is a Continuing Director for the purposes of Article Ten of the Company's Restated Certificate of Incorporation.

Reference is also made to the Information Statement pursuant to Section 14 (f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder (the "Information Statement") and to the Supplement to the Information Statement.

Item 6.     Exhibits and Reports on Form 8-K.

     (a) Exhibits:

     The following exhibits are being filed as part of this Report:

     Exhibit No.      Description

     10.27 Credit and Guaranty Agreement dated as of August 29, 1997 among the Company, as Borrower, II Acquisition Corp., as Guarantor, Certain Financial Institutions, as Lenders, The Bank of Nova Scotia, as Administrative and Documentation Agent and Nationsbanc Capital Markets, Inc., as Syndication Agent for the Lenders.

       27           Financial  Data Schedule as of September  30,
                    1997

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

     On August 27, 1997, the Company filed a report on Form 8-K, reporting under Item 5, disclosing that the Board of Directors of the Registrant amended the Rights Agreement dated as of April 30, 1997 between the registrant and the Rights Agent.

     On September 15, 1997, the Company filed a report on Form 8-K, reporting under Item 1, disclosing that on August 28, 1997, II Acquisition Corp. had acquired approximately 93% of the Registrant's outstanding shares of common stock pursuant to its tender offer for all outstanding shares of common stock of the Registrant which expired, as scheduled on August 27, 1997.

     On September 15, 1997, the Company filed a report on Form 8-K, reporting under Item 2, disclosing that on August 29, 1997, the Registrant had sold substantially all of the assets of the Instrumentation business segment to Danaher Corporation for a purchase price of $85 million plus certain assumed liabilities.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 Imo Industries Inc.
                                                    (Registrant)



Date:November 13, 1997                         /s/ PHILIP W. KNISELY
                                                   Philip W. Knisely
                                                   President and Chief
                                                   Executive Officer
                                                  (principal executive
                                                   officer)


Date:November 13,1997
                                              /s/ JOHN A. YOUNG
                                                  John A. Young
                                                  Vice President and Chief
                                                  Financial Officer
                                                 (principal financial and
                                                  accounting officer)