Form 10-K
period 1997-12-31
IMO INDUSTRIES INC
filed 1998-03-31
CIK 804151

UNITED STATES

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

For the fiscal year ended December 31, 1997
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of Registrant's knowledge, in this Form 10-K or any amendment to this Form 10-K.( )

  Aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock on the New
York Stock Exchange, Inc. on March 24, 1998......................$8,171,376

Shares of Registrant's common stock, $1.00 par value, outstanding as of
March 24, 1998 ..................................................17,127,859

                   DOCUMENTS INCORPORATED BY REFERENCE
Identification of Documents          Part into which Incorporated
           None


                    TABLE OF CONTENTS
                          PART I
Item

1.      Business
                General
                History
                Industry Segments
                Discontinued Operations
                Restructuring  Plans  and  Cost  Reduction Programs
                Competition
                Product Distribution and Customers
                Backlog
                Raw Materials
                Patents, Licenses and Trademarks
                Research and Development
                Environmental Matters
                Seasonality
                Working Capital
                Employees
2.      Properties
3.      Legal Proceedings
4.      Submission of Matters to a Vote of Security Holders

                         PART II

5.      Market for the Registrant's Common Equity
             and Related Stockholder Matters
6.      Selected Financial Data
7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
7A.     Quantitative and Qualitative Disclosures about
             Market Risk
8.      Financial Statements and Supplementary Data
9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

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

                         PART IV

14.     Exhibits, Financial Statement Schedules and
             Reports on Form 8-K
Exhibit Index
Signatures








                                     PART I

Item 1. Business.


General

Imo Industries Inc. (hereinafter with its subsidiaries referred to as the "Company") is an integrated multinational industrial manufacturer of a broad range of engineered industrial products through its three business segments - Power Transmission, Pumps, and Morse Controls. The Company's products are designed to regulate and control motion, and transfer liquids. The Company markets its products on a worldwide basis to a diverse customer base. The Company's three business segments are as follows:

The  Power  Transmission   business  segment  designs  and  produces  electronic
adjustable-speed motor drives, gears and speed reducers.

The Pumps business segment designs and produces a broad range of rotary pumps, including a proprietary line of two and three-screw pumps.

The Morse Controls business segment designs and produces push-pull cable and remote control systems.

The Company's Roltra-Morse business, along with its previously sold Instrumentation, Electro-Optical Systems and Turbomachinery businesses are accounted for as discontinued operations and, accordingly, have been excluded from the Company's segments. The Company sold its Turbomachinery and most of its Electro-Optical Systems businesses in 1995. The remainder of the Electro-Optical Systems business and the Instrumentation business were sold in 1997. On February 2, 1998, the Company announced that it had entered into an agreement to sell its Roltra-Morse business. The Company completed the sale of its Roltra-Morse business on February 27, 1998. Previously reported financial information has been reclassified to reflect the Roltra-Morse and Instrumentation business segments as discontinued operations.

History

The Company, founded in 1901 in the United States by Dr. Carl Gustaf Patrick de Laval, a Swedish scientist, was incorporated in Delaware on March 2, 1959. The Company was acquired by Transamerica Corporation ("Transamerica") in 1963, and in 1964, Transamerica merged its existing wholly owned manufacturing subsidiary, General Metals Corporation, into the Company. At the close of business on December 18, 1986, Transamerica distributed all of the issued and outstanding shares of the Company common stock to holders of record of Transamerica common stock on the basis of one share of Company common stock for each ten shares of Transamerica common stock held (the "Distribution") and since that time the Company has operated on a stand-alone basis as a publicly traded company.

On August 28, 1997, II Acquisition Corp. ("Acquisition Corp.") acquired approximately 93% of the Company's outstanding shares of common stock pursuant to its tender offer for all outstanding shares of common stock of the Company (the "Acquisition"). The consideration paid was $7.05 per share of common stock or $112.1 million in total. This transaction was the final outcome of the program announced by the Company on March 21, 1997, pursuant to which it had retained an investment banking firm to help it explore strategic alternatives, including the possibility of a merger or sale of the Company.

Information regarding the Acquisition of the Company is contained in Note 2 to the Consolidated Financial Statements included in Part IV of this Form 10-K Report as indexed at Item 14(a)(1).

Industry Segments

A description of the principal products and services offered by each business segment of the Company, as well as the principal markets for such products and services, are set forth below. Certain information with respect to net sales, operating profit, and identifiable assets of each of these segments and by geographic area is contained in Note 11 to the Consolidated Financial Statements. Information regarding the businesses sold and the discontinued operations is provided later in this section and is contained in Notes 3 and 4 to the Consolidated Financial Statements.

Power Transmission
The Power Transmission business segment produces speed reducers and loose gearing that are recognized as leading products in their market niches. This segment is comprised of two units: Boston Gear, a leading producer of gears and speed reducers, and Fincor Electronics, a producer of adjustable-speed motor controllers. Speed reducers are used to reduce the output speed and increase the torque of power trains in numerous products, ranging from industrial machinery to exercise treadmills. Adjustable-speed motor controllers are used for the accurate control of electric motor speed, torque, shaft position and direction of rotation in applications such as ski lifts, textile machinery, overhead cranes, and large printing presses. These operations also produce worm gear sets used as speed reducers by original equipment manufacturers and by oil and gas and industrial machinery customers.

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

Morse Controls
The Morse Controls business segment is a leading worldwide manufacturer of precision mechanical and electronic control products and systems that are primarily used for pleasure marine and industrial vehicle applications. This segment produces, among other products, push-pull cable and control systems used to control and actuate functions, such as steering and valve adjustment, as an alternative to electrical systems. Applications include throttle control and steering systems for both off-the-road vehicles and pleasure boats.

Discontinued Operations

In August 1997 and in February 1998, the Company announced that the Board of Directors had approved plans to sell its Instrumentation and Roltra-Morse businesses, respectively. In 1995, the Company sold its Turbomachinery and most of its Electro-Optical Systems businesses, which sales were approved by the Board of Directors in August 1994 and in January 1994, respectively. In accordance with APB Opinion No. 30, the disposals of these business segments have been accounted for as discontinued operations and, accordingly, their operating results have been segregated and reported as Discontinued Operations in the accompanying Consolidated Statements of Income.

Roltra-Morse
On February 27, 1998, the Company completed the sale of its Roltra-Morse business to Magna International Inc. for cash of $30.7 million, subject to final adjustment. Roltra-Morse retained $18.4 million of its debt. The sale price approximated the recorded net book value of the business. Net proceeds were used to reduce domestic senior debt. This transaction will be reflected in the Company's financial statements in the first quarter of 1998.

Instrumentation
On August 29, 1997, the Company completed the sale of its Instrumentation business segment to Danaher Corporation for proceeds of $85 million, which approximated its net book value after the Acquisition. Net cash proceeds were used to reduce domestic senior debt.

Electro-Optical Systems
On April 28, 1997, the Company completed the sale of the Varo Electronic Systems division to a small defense contractor for $12 million in cash, the proceeds of which were used to reduce its domestic senior debt. The sale of this business completed the sale of the Electro-Optical Systems business. On January 3, 1995, the Company completed the sale of its Baird Analytical Instruments division to Thermo Instruments Systems Inc. for approximately $12.3 million, which was used to repay a portion of the Company's domestic senior debt. On June 2, 1995, the Company completed the sale of the Optical Systems and Ni-Tec divisions of Varo Inc. and the Optical Systems division of Baird Corporation, which represented the major part of its Electro-Optical Systems business, to Litton Industries for approximately book value. The proceeds were used to reduce domestic senior debt and to redeem $40 million of the Company's then outstanding 12.25% senior subordinated debentures.

Turbomachinery
On January 17, 1995, the Company completed the sale of its Delaval Turbine and TurboCare divisions and its 50% interest in the Dutch partnership Delaval-Stork, to Mannesmann Demag. The final adjusted purchase price was $119 million, of which $109 million was received at closing, with the remainder earning interest to the Company and to be received at specified future contract dates subject to adjustment as provided in the sale agreement. It is management's expectation that there will be no further adjustment to the purchase price. A portion of the proceeds was used by the Company to pay off its domestic senior debt and the Company redeemed $40 million of its then outstanding 12.25% senior subordinated debentures with the remainder of the proceeds.

See Note 3 to the Consolidated Financial Statements for additional details regarding the discontinued operations.

Restructuring Plans and Cost Reduction Programs

Asset Sales
Since the fourth quarter of 1992, the Company has implemented several programs in an effort to de-lever its balance sheet through the sale of certain businesses and non-operating real estate and the application of the proceeds from such divestitures to reduce outstanding indebtedness. The Company divested its Heim Bearings, Aerospace, and Barksdale Controls businesses in 1993 and its CEC Instruments business in 1994, and sold certain of its non-operating real estate in 1996. The proceeds from these sales, net of related expenses, were used to repay senior debt in the amounts of $81.9 million, $13.2 million and $8.6 million in 1993, 1994 and 1996, respectively.

In connection with a strategy adopted in late 1993, to focus on less capital intensive businesses that exhibited strong brand name recognition, a broad customer base and market leadership with less dependence on U.S. Government sales, the Company divested its Turbomachinery and most of its Electro-Optical Systems businesses during 1995. The Company had planned to sell its Roltra-Morse business in 1996, but was not successful, and withdrew Roltra-Morse from sale in late 1996. Under the new management subsequent to the Acquisition, the Company successfully completed the sales of its Instrumentation and Roltra-Morse business segments. See discussion of these completed sales in the Discontinued Operations section above.

In 1997, the Company also completed sales of certain of its non-operating real estate for total proceeds, net of related expenses, of approximately $14.1 million. Net proceeds were used to repay domestic senior debt.

Since the completion of the sale of the Roltra-Morse business in February of 1998 as discussed in the Discontinued Operations section above, the Company has substantially completed its asset sale program. The only remaining assets held for sale are certain non-operating real estate with a net book value of approximately $1 million, which amount approximates the fair market value, less costs to sell. The Company targets completion of these sales over the next 12 months.

Cost Reduction Programs
1997 Cost Reduction Program. In connection with the Acquisition, the Company's new management implemented a cost reduction program. The cost of this program is estimated to be $18.6 million and was accrued for in accordance with the purchase method of accounting. The cost is comprised of estimates related to severance and termination benefits resulting from headcount reductions and the consolidation of certain manufacturing facilities.

The 1997 cost reduction program reduced expenses by approximately $3 million in the 1997 period subsequent to the Acquisition and is expected to reduce expenses by approximately $19 million in 1998 and approximately $20 million annually thereafter. This program includes a reduction of 237 employees, or 10.3% of the total number of Company employees in continuing operations at the date of the Acquisition. The required cash outlay related to this program was $8.1 million in 1997 and the expected cash requirements during 1998 are $10.5 million.

1996 Program. The fourth quarter of 1996 includes a charge to continuing operations of $.3 million for restructuring measures taken at the Company's Morse German operation to further reduce operating expenses, as an extension of its 1995 program (see 1995 Program below). The required cash outlay related to this program was $.3 million in 1996.

1995 Program. In the fourth quarter of 1995, the Company recorded a charge to continuing operations of $3.1 million, including severance and other expenses related to a Company-wide program to reduce general and administrative costs. This program reduced general and administrative expenses from the 1995 level by approximately $2.7 million and $3.2 million in 1996 and 1997, respectively. The required cash outlays related to this program were $.4 million, $2.4 million, and $.3 million in 1995, 1996 and 1997, respectively.

See "Recent Events," "Restructuring Plans and Cost Reduction Programs" and "Liquidity and Capital Resources" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and Note 4 to the Consolidated Financial Statements for additional details regarding the asset divestiture and restructuring programs.

Competition

The Company's products and services are marketed on a worldwide basis. Most markets in which the Company operates are highly competitive. The principal elements of competition for the products manufactured in each of the Company's business segments are design features, product quality, customer service, and price. Because the Company competes in certain narrowly defined niche markets, there is not any single company that competes directly with the Company across all of the Company's product lines.

Product Distribution and Customers

The Company's products are sold primarily through the Company's direct sales forces. During 1997, sales by the Company's direct sales forces were approximately 29%, 79% and 88% of the Power Transmission, Pumps and Morse Controls segments, respectively. The Company's remaining sales are made through distributors, dealers, and agents.

None of the Company's business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. No customer accounted for 10% or more of consolidated sales from continuing operations in 1997, 1996 or 1995.

Backlog

The Company's continuing operations' backlog of unfilled orders at February 28, 1998 and 1997, and at December 31, 1997, 1996 and 1995, by business segment, was as follows:

                           February 28,            December 31,
                          1998      1997      1997      1996     1995
                                  (Dollars in millions)

Power Transmission      $  8.3    $  8.2    $  7.8    $  7.7   $  8.5
Pumps                     34.0      37.9      29.5      33.3     35.3
Morse Controls            24.2      21.8      24.0      21.3     21.9
                          ----     -----      ----      ----     ----
                        $ 66.5    $ 67.9    $ 61.3    $ 62.3   $ 65.7
                        ======    ======    ======    ======   ======

Backlog is considered significant only to the Warren Pumps business of the Pumps segment, given that the products of that operation require long lead times for manufacture. Of the total backlog from continuing operations at December 31, 1997, the Company believes that all but approximately $2.5 million of its orders will be filled in 1998.

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

Research and Development

The Company's ongoing research and development programs involve the development of new technologies to enhance the performance or lower the cost of manufacturing its products, and the redesign of existing product lines either to increase their efficiency or to lower their manufacturing cost. Expenditures for research and development charged against continuing operations for 1997, 1996 and 1995 by business segment were as follows:






                                  Year Ended December 31,
                                1997        1996        1995
                                ----        ----        ----
                                   (Dollars in millions)

Power Transmission             $  .6       $  .6       $  .7
Pumps                            2.1         2.1         1.5
Morse Controls                   2.8         1.7         1.7
                                 ---         ---         ---
                                $5.5       $ 4.4       $ 3.9
                                ====       =====       =====


Environmental Matters

In connection with the Company's separation from Transamerica in 1986, three of the Company's properties required compliance with the New Jersey Environmental Cleanup Responsibility Act, which was amended by the Industrial Site Recovery Act ("ISRA"). ISRA required that the Company's three New Jersey industrial establishments undergo an approved remediation by the New Jersey Department of Environmental Protection and Energy (the "NJ DEP"). Remediation has been completed at two sites and final closure approvals have been sought. As a result of the sale of a portion of the third establishment, this site has been divided into two separate sites for ISRA compliance. Both sites have undergone cleanup, but the NJ DEP has requested and received from the Company additional sampling information. If further cleanup is required, the Company does not expect it to have a material adverse effect on its financial condition.

The Company has been identified in a number of instances as a "Potentially Responsible Party" by the U.S. Environmental Protection Agency, and in one instance by the State of Washington, with respect to the disposal of hazardous wastes at a number of facilities that have been targeted for clean-up pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar state law. Similarly, the Company has received notice that it is one of a number of defendants named in an action filed in the United States District Court, for the Southern District of Ohio Western Division by a group of plaintiffs who are attempting to allocate a share of cleanup costs, for which they are responsible, to a large number of additional parties, including the Company. Although CERCLA and corresponding state law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or minor contributor at each site. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will therefore not be material.

The Company has current and former operations in numerous locations, some of which require environmental remediation. The Company, however, does not know of or believe that any such matters or the cost of any required corrective measure, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company. There can be no assurance, however, that these matters, or other environmental matters not currently known to the Company will not have such a material adverse effect.

Seasonality

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

Working Capital

Working capital at December 31, 1997 was $18.7 million, a decrease of $25.5 million from the end of 1996, due principally to the sale of the Company's Instrumentation and its remaining Electro-Optical Systems business, and to the additional liabilities recorded in conjunction with the Acquisition. The ratio of current assets to current liabilities was 1.2 at December 31, 1997, compared with 1.5 at December 31, 1996. The Company's total debt as a percent of its total capitalization decreased to 71.5% at December 31, 1997, compared with 125.4% at December 31, 1996, as a result of the accounting for the Acquisition and the reduction in debt with proceeds from the 1997 asset sales.

Employees

At February 28, 1998, the Company employed approximately 2,100 persons worldwide. Approximately 1,300 persons were employed in the United States, and approximately 800 persons were employed outside of the United States. There are approximately 400 persons worldwide covered by collective bargaining agreements with various unions expiring in 1998 through 2000. The Company considers its relations with its employees to be satisfactory.


Item 2. Properties.

The location of the Company's manufacturing facilities at February 28, 1998 are as follows:

Location                      Product                       Owned/Leased

Power Transmission
Charlotte, North Carolina     Open gearing, shaft           Owned
                              couplings and mounted
                              bearings
Louisburg, North Carolina     Worm gear speed reducers      Owned
York, Pennsylvania            Electronic drives             Owned
Woodbridge, New Jersey(1)     Mechanical and                Leased
                              pneumatic clutches

Pumps
Monroe, North Carolina        Three-screw and               Owned
                              two-screw pumps
Columbia, Kentucky            Three-screw, gear and         Owned
                              elevator pumps
Warren, Massachusetts         Two-screw, gear and           Owned
                              centrifugal pumps
Stockholm, Sweden             Three-screw pumps             Owned
Paris, France                 Three-screw pumps             Leased

Morse Controls
Hudson, Ohio                  Cables and controls           Owned
Sarasota, Florida             Marine hydraulics             Owned
New Orleans, Louisiana        Replacement marine            Leased
                              engine parts
Basildon, England             Cables and controls           Leased
Heiligenhaus, Germany         Cable, controls and           Owned
                              conveyer products
Paris, France                 Cables and controls           Leased
Marsta, Sweden                Cables and controls           Owned
Singapore                     Cables, controls and          Leased
                              roller chain
Sydney, Australia             Cables and controls           Owned

(1)The Company plans to close this facility during fiscal year 1998, and consolidate its clutch manufacturing at the Charlotte, North Carolina facility.

The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The Company believes that its properties have sufficient capacity to substantially increase its current utilization without incurring significant additional capital expenditures.


Item 3. Legal Proceedings.

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 6,900 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to its insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases, involving approximately 22,000 claimants, which in 1996 were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

The Company was a defendant in a lawsuit in the U.S. District Court for the Western District of Pennsylvania, which alleged component failures in equipment sold by its former diesel engine division. The complaint sought damages of approximately $3 million. On September 30, 1997 the Court granted a summary judgment motion filed by the Company which effectively dismissed all claims against it. Plaintiffs have appealed this judgment to the United States Court of Appeals for the Third Circuit.

The Company is a defendant in a lawsuit in the Circuit Court of Cook County, Illinois alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8 million. To date the Court has granted a series of summary judgment motions filed by the Company which have significantly reduced the scope of damages which the plaintiff may claim but the court has also permitted additional discovery to determine whether any other damages exist which plaintiff may be entitled to seek at a trial.

On June 3, 1997 the Company was served with a complaint in a case brought in the Superior Court of New Jersey which alleges damages in excess of $10 million incurred as a result of losses under a Government Contract Bid transferred in connection with the sale of the Company's former Electro-Optical Systems business. The Electro-Optical Systems business was sold in a transaction that closed on June 2, 1995. The sales contract provided certain representations and warranties as to the status of the business at the time of sale. The complaint alleges that the Company failed to provide notice of a "reasonably anticipated loss" under a bid that was pending at the time of the transfer of the business and therefore a representation was breached. The contract was subsequently awarded to the Company's Varo subsidiary and thereafter transferred to the buyer of the Electro-Optical Systems business. The case is in the preliminary stages of pleading but the Company believes that there are legal and factual defenses to the claims and intends to defend the action vigorously.

The Company is one of five defendants in an action brought in the United States District Court for the Middle District of Louisiana. In April 1991, the Company's former Deltex division performed a repair of a turbine. Following the repair, the turbine was included in a spare parts pool until January 1995. The plaintiff alleges that following installation in its plant the turbine experienced severe vibrations requiring the turbine to be run at less than optimal speed. They further allege that the shortfall in performance caused them to incur repair costs, and consequential damages in excess of $5 million. The lawsuit is in the early discovery stage; however, the Company believes that there are legal and factual defenses to the claims and intends to defend the action vigorously.

The operations of the Company, like those of other companies engaged in similar businesses, involve the use, disposal and clean up of substances regulated under environmental protection laws. In a number of instances the Company has been identified as a Potentially Responsible Party by the U.S. Environmental Protection Agency, and in one instance by the State of Washington, with respect to the disposal of hazardous wastes at a number of facilities that have been targeted for clean-up pursuant to CERCLA or similar state law. Similarly, the Company has received notice that it is one of a number of defendants named in an action filed in the United States District Court, for the Southern District of Ohio Western Division by a group of plaintiffs who are attempting to allocate a share of cleanup costs, for which they are responsible, to a large number of additional parties, including the Company. Although CERCLA and corresponding state law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or minor contributor at each site. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will not be material. For additional information see section entitled Environmental Matters in Part I,
Item 1 of this Form 10-K Report.

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company's business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it either will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.

See Note 15 to the Consolidated Financial Statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(1) for additional details relating to Contingencies.



Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1997.



                                   PART II

Item 5. Market for the Registrant's Common Equity and Related
          Stockholder Matters.

The Company's common stock (the "Common Stock") is listed on the New York Stock Exchange (stock symbol IMD). The following table sets forth, for the quarters indicated, the high and low closing price per share for the Common Stock as reported on the New York Stock Exchange Composite Tape.


                           High      Low

1996:
1st Quarter                 7-5/8   5-3/4
2nd Quarter                 8-1/8   5-3/8
3rd Quarter                 5-7/8   4-7/8
4th Quarter                 5-1/2   2-3/4

1997:
1st Quarter                 3-7/8   2-7/8
2nd Quarter                 5-7/8   2-3/4
3rd Quarter                 7       5-13/16
4th Quarter                 6-1/4   4-1/2

1998:
1st Quarter               6-11/16   4-1/2
  (through March 24, 1998)


The last sale price for the Company's Common Stock as reported by the New York Stock Exchange on March 24, 1998, was $6-11/16 per share. As of March 24, 1998, there were 12,978 shareholders of record of the Company's Common Stock.

The Acquisition reduced the number of shares traded publicly and reduced the number of holders of shares. On March 16, 1998, the Company received a letter dated March 9, 1998, from the New York Stock Exchange, Inc. ("NYSE") indicating the NYSE's determination that the Company had fallen below certain continued listing criteria, and that the NYSE was carefully considering the appropriateness of the continued listing of the Company's Common Stock. The Company is preparing a response to the NYSE taking the position that the NYSE should maintain the listing of the Company's Common Stock. The Company will seek to persuade the NYSE to continue such listing, but there can be no assurance that the NYSE will not attempt to delist the Company's Common Stock. Even if the NYSE maintains such listing for now, the Company's Common Stock may, at some future time, no longer meet the requirements for the NYSE for continued listing and may be delisted from the NYSE and deregistered under the provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A decision by the NYSE to delist the Company's Common Stock or deregistration under the Exchange Act could adversely affect the liquidity and market value of the remaining shares held by the public.

There were no dividends declared during 1996, 1997 or the first quarter of 1998. Two of the Company's long-term debt agreements contain, among other provisions, a restriction on retained earnings available for payment of dividends. Under the most restrictive provisions the Company is prohibited from declaring or paying cash dividends through at least August 29, 2002. Furthermore, one of the long-term debt agreements contains restrictions on the declaration and payment of dividends based upon certain financial ratios through May 1, 2006.


Item 6. Selected Financial Data.
(Dollars in millions except per share amounts) (a)


                               Post-Acquisi- Pre-Acquisi-
                                tion August  tion January 1,
                                 29, 1997 to   1997 to            Year Ended December 31,
                                   December    August     --------------------------------------
                                    31, 1997   28, 1997      1996*     1995*     1994*    1993*
-----------------------------------------------------------------------------------------------
Net sales                             $106.7      $210.2   $309.5    $297.1    $288.6   $344.1
Gross profit                            30.1        64.9     88.9      84.3      82.8    101.8
Selling, general and
  administrative expenses               21.4        46.7     62.5      60.5      59.9     83.7
Research and development expenses        1.9         3.6      4.5       3.9       3.9      6.7
Unusual items                            5.0        26.3     17.4       8.1       ---     13.4
Income (loss) from continuing
  operations before interest expense,
  income taxes and extraordinary item    2.6       (11.8)     5.6      14.7      20.2      (.8)
Interest expense                         8.1        18.2     26.0      22.6      25.9     28.1
Income (loss) from continuing
  operations before extraordinary item  (5.7)      (31.2)   (33.1)      7.2      (7.4)   (41.9)
Discontinued operations, net of taxes  (12.2)        2.4    (16.8)     27.0      16.6   (210.6)
Extraordinary item                      (3.3)        ---     (8.5)     (4.4)     (5.3)   (18.1)
Net income (loss)                      (21.2)      (28.9)   (58.4)     29.7       3.9   (270.6)
------------------------------------------------------------------------------------------------
Earnings (loss) per share, basic and diluted:
 Continuing operations before
   extraordinary item                   (.33)      (1.82)   (1.93)      .42      (.44)   (2.48)
 Discontinued operations, net of taxes  (.71)        .14    ( .99)     1.58       .98   (12.47)
 Extraordinary item                     (.20)        ---     (.49)     (.26)     (.31)   (1.07)
 Net income (loss)                     (1.24)      (1.68)   (3.41)     1.74       .23   (16.02)
Cash dividends per share                 ---         ---      ---       ---       ---      ---
-----------------------------------------------------------------------------------------------
Capital expenditures                     3.7         4.6     10.0      13.2       4.8      5.3
Depreciation and amortization expense    5.7         8.6     13.4      13.4      17.1     20.5
Working capital                         18.7                 44.1      62.8     135.2    107.1
Total assets:
  Continuing operations                448.4                282.2     306.9     319.4    351.2
  Discontinued operations               14.9                 48.7      58.5     190.9    184.1
      Total assets                     463.3                330.9     365.4     510.3    535.3
Total long-term debt, including
  current portion                      198.4                256.7     226.3     383.2    348.3
Shareholders' equity (deficit)          90.2                (56.4)      3.7     (28.3)   (34.7)
===============================================================================================

(a) The notes to the consolidated financial statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(l) should be read in conjunction with this summary.

*Restated to conform to 1997 presentation.



Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the audited Consolidated Financial Statements included elsewhere in this Form 10-K Report.

Comparisons of the results of operations for the year ended December 31, 1997, with the results for the years ended December 31, 1996 and 1995, are being presented on an historical basis. The four months ended December 31, 1997 include changes in depreciation and amortization that resulted from the application of the purchase method of accounting for the Acquisition. For further information on the pro forma effect of the Acquisition on the Company, see Note 2 in the Notes to Consolidated Financial Statements.

Recent Events

Roltra-Morse Sale: On February 27, 1998, the Company completed the sale of its Roltra-Morse business to Magna International Inc. for cash of $30.7 million, subject to final adjustment. Roltra-Morse retained $18.4 million of its debt. The sale price approximated the recorded net book value of the business. The proceeds were used to reduce domestic senior debt by $30 million. This transaction will be reflected in the Company's financial statements in the first quarter of 1998.

The sale of Roltra-Morse and the use of the proceeds to reduce its domestic senior debt increased the Company's availability under its revolving credit facility to purchase a portion of its 11.75% senior subordinated notes (the "Notes") on the open market. During the first quarter of 1998, the Company purchased, in the open market at a premium, a portion of its Notes in the face amount of $33.1 million. As a result of the early extinguishment of these Notes, and a portion of the term loan facility with the proceeds from the Roltra-Morse sale, an extraordinary charge of $5.6 million will be recognized in the first quarter of 1998.

Restructuring Plans and Cost Reduction Programs

Asset Sales
1997 Asset Sales: On August 29, 1997, the Company completed the sale of its Instrumentation business segment to Danaher Corporation for proceeds of $85 million, which approximated its net book value. The Company used a portion of the proceeds to reduce domestic senior debt by $68.1 million.

In April 1997, the Company completed the sale of its Varo Electronic Systems division to a small defense contractor for $12 million, which was used to reduce its domestic senior debt. The sale of this business completed the sale of the Electro-Optical Systems business.

In 1997, the Company also completed sales of certain of its non-operating real estate for total proceeds of approximately $14.1 million. Net proceeds were used to repay domestic senior debt.

On February 27, 1998, the Company successfully completed the sale of its Roltra-Morse business segment. See "Recent Events" above.

Remaining Asset Sales: The completion of the sale of the Roltra-Morse business in February of 1998, substantially completes the Company's asset sale program. The only remaining assets held for sale are certain non-operating real estate with a net book value of approximately $1 million, which amount approximates the fair market value, less costs to sell. The Company targets completion of these sales over the next 12 months.

Background: Since the fourth quarter of 1992, the Company has implemented several programs in an effort to de-lever its balance sheet through the sale of certain businesses and the application of the proceeds from such divestitures to reduce outstanding indebtedness. Pursuant to this decision, the Company divested its Heim Bearings, Aerospace, and Barksdale Controls businesses in 1993 and its CEC Instruments business in 1994. In connection with a strategy adopted in late 1993 to focus on less capital intensive businesses that exhibited strong brand name recognition, a broad customer base and market leadership with less dependence on U.S. Government sales, the Company divested its Turbomachinery and most of its Electro-Optical Systems businesses during 1995. The Company had planned to sell its Roltra-Morse business in 1996, but was not successful, and withdrew Roltra-Morse from sale in late 1996. As described above, Roltra-Morse was sold in February 1998.

Cost Reduction Programs

1997 Cost Reduction Program. In connection with the Acquisition, the Company's new management implemented a cost reduction program. The cost of this program is estimated to be $18.6 million and was accrued for in accordance with the purchase method of accounting. The cost is comprised of $10.5 million related to severance and termination benefits, and other cost savings as a result of headcount reductions at the Company's corporate headquarters. In addition, $1.7 million, $1.2 million and $5.2 million of costs are estimated for the Company's Power Transmission, Pumps, and Morse Controls segments, respectively, related to severance and termination benefits resulting from headcount reductions and the consolidation of certain manufacturing facilities.

The 1997 cost reduction program reduced expenses by approximately $3 million in the 1997 period subsequent to the Acquisition and is expected to reduce expenses by approximately $19 million in 1998 and approximately $20 million annually thereafter. This program includes a reduction of 237 employees, or 10.3% of the total number of Company employees in continuing operations at the date of the Acquisition. The required cash outlay related to this program was $8.1 million in 1997 and the expected cash requirements during 1998 are $10.5 million.

1996 Program. The fourth quarter of 1996 includes a charge to continuing operations of $.3 million for restructuring measures taken at the Company's Morse German operation to further reduce operating expenses, as an extension of its 1995 program (see 1995 Program below). The required cash outlay related to this program was $.3 million in 1996.

1995 Program. In the fourth quarter of 1995, the Company recorded a charge to continuing operations of $3.1 million, including severance and other expenses related to a Company-wide program to reduce general and administrative costs. This program included a reduction of 56 employees, or 2.4% of the total number of Company employees in continuing operations at the end of 1995, including a reduction of the corporate headquarters staff by 20%. This program reduced general and administrative expenses by approximately $2.7 million and $3.2 million in 1996 and 1997, respectively.

Results of Operations

The Company's Roltra-Morse business, along with its previously sold Instrumentation, Electro-Optical Systems and Turbomachinery businesses are accounted for as discontinued operations. Accordingly, the operating results of these businesses have been segregated and reported as Discontinued Operations in the audited Consolidated Financial Statements included elsewhere in this Form 10-K Report. The discussion that follows concerns only the results of continuing operations, which are grouped into three business segments for management and segment reporting purposes: Power Transmission, Pumps, and Morse Controls.

1997 Compared to 1996

Sales. Net sales from continuing operations in 1997 increased 2.4% to $316.9 million, compared with $309.5 million in 1996, as a result of increases of 3.0% and 4.6% in the Power Transmission and Pumps segments, respectively. Morse Controls segment net sales remained flat year over year. See "Segment Operating Results" below.

Gross Profit. Gross profit in 1997 increased slightly to 30.0% of sales compared with 28.7% in 1996. See "Segment Operating Results" below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 21.5% of net sales in the twelve months ended December 31, 1997, as compared with 20.2% in the 1996 period. The increase in expenses, as a percent of sales in 1997, was due primarily to the fact that the 1996 period benefited from a favorable adjustment of $3.9 million related to the Company's phase-out of accumulated postretirement benefit obligations. Additionally, goodwill amortization increased $1.1 million in the last four months of 1997 as a result of the Acquisition. The increased selling, general and administrative expenses in 1997 were partially offset by cost savings realized from the immediate headcount reductions and other cost cutting measures implemented after the Acquisition (primarily at the corporate headquarters), and net reductions of $.6 million to previously recorded provisions. See also discussion of Pensions and Retiree Medical and Life Insurance under "Other Operating Results" below.

Interest Expense. Average borrowings in 1997 were approximately $6.1 million lower than in 1996. Total interest expense (before allocation to discontinued operations) of $33.6 million in 1997 was $1.5 million, or 4.3%, lower than in 1996, due primarily to the reduction in debt with proceeds from the sale of the Instrumentation business segment in August 1997. Interest expense for continuing operations excludes interest expense of the discontinued operations of $7.4 million in 1997 and $9.1 million in 1996.

Income (Loss) from Continuing Operations. The Company had a loss from continuing operations of $36.9 million, or $2.15 per share, in 1997, which included unusual charges of $31.3 million. In 1996, the loss from continuing operations was $33.1 million, or $1.93 per share, which included unusual charges of $17.4 million and a reversal of a previously recognized deferred tax benefit of $10 million. See "Other Operating Results" for discussion regarding Unusual Items and Provision for Income Taxes.

Income (Loss) from Discontinued Operations. The Company had a loss from discontinued operations of $9.8 million (net of income tax expense of $.7 million), or $.57 per share, in 1997 as compared to a loss of $16.8 million (net of income tax expense of $1 million), or $.99 per share, in 1996.

Operating results from discontinued operations were a loss of $1.4 million and $8.7 million in 1997 and 1996, respectively. Results from operations for the discontinued operations include allocations for interest of $2.7 million in 1997 and $4.5 million in 1996.

The losses of $8.4 million recorded on the sale of discontinued operations in the third quarter of 1997, and $8.1 million recorded in the third and fourth quarters of 1996, represent charges related to changes in estimates on legal and other reserve requirements of retained liabilities associated with its former Electro-Optical and Turbomachinery businesses. The Company performs a review of the assumptions used in determining the estimated loss from discontinued operations on a quarterly basis. Management believes that the recorded amount is adequate. The amounts of the recorded liabilities, which are based on current estimates, may differ from actual results.

The Company did not retain any liabilities with respect to the sale of the Instrumentation business. The Company retained certain liabilities upon the 1995 sales of the Electro-Optical Systems and Turbomachinery businesses of approximately $24 million and $33 million, respectively. Required cash outlays in 1997, 1996 and 1995 were $ 5.5 million, $6.5 million and $5.7 million, related to the former Electro-Optical Systems business, and $3.1 million, $4.1 million and $14.1 million, related to the former Turbomachinery business. The expected 1998 cash requirements for both the Electro-Optical Systems and Turbomachinery liabilities, are expected to approximate the 1998 cash inflows.

Net Income (Loss). The net loss in 1997 was $50.1 million compared with a net loss of $58.4 million in 1996. Net loss per share in 1997 was $2.92 compared with net loss per share of $3.41 in 1996. See "Other Operating Results" below.

1996 Compared to 1995

Sales. Net sales from continuing operations in 1996 increased 4.2% to $309.5 million, compared with $297.1 million in 1995. Increases of 14.0% and 4.5% in the Company's Pumps and Morse Controls business segments, respectively, were partially offset by a 5.9% decrease in sales from the Power Transmission segment compared with 1995. See "Segment Operating Results" below.

Gross Profit. The gross profit in 1996 remained relatively constant at 28.7% of sales compared with 28.4% in 1995. See "Segment Operating Results" below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively constant at 20.2% of sales in 1996, compared with 20.3% of sales in 1995. The 1996 period benefited from a decrease in expenses of $2.7 million associated with the cost reduction program adopted in the fourth quarter of 1995 and net reductions of approximately $1.2 million to previously recorded provisions. These favorable items were offset by a planned increase in 1996 in selling expenses in the Pumps segment, and approximately $1 million in costs associated with the unsuccessful attempt to sell the Roltra-Morse business in 1996. See also discussion of Pensions and Retiree Medical and Life Insurance under "Other Operating Results" below.

Interest Expense. Average borrowings in 1996 were approximately $2.8 million higher than in 1995. Total interest expense (before allocation to discontinued operations) of $35.1 million in 1996 was $1.3 million, or 3.6%, less than in 1995, principally due to the refinancing of the corporate debt at more favorable interest rates. Interest expense for continuing operations excludes interest expense of the discontinued operations of $9.1 million and $13.7 million in 1996 and 1995, respectively.

Income (Loss) from Continuing Operations. The Company had a loss from continuing operations of $33.1 million, or $1.93 per share, in 1996, which included unusual charges of $17.4 million and a reversal of a previously recognized deferred tax benefit of $10 million. In 1995, income from continuing operations was $7.2 million, or $.42 per share, which included unusual charges of $8.1 million and a deferred tax benefit of $17 million. See "Other Operating Results" for discussion regarding Unusual Items and Provision for Income Taxes.

Income (Loss) from Discontinued Operations. The Company had a loss from discontinued operations of $16.8 million (net of income tax expense of $1 million), or $.99 per share, in 1996 as compared to income of $26.9 million (net of income tax expense of $6.5 million), or $1.58 per share, in 1995.

Operating results from discontinued operations were a loss of $8.7 million and income of $5.4 million in 1996 and 1995, respectively. Results from operations for the discontinued operations include allocations for interest of $4.5 million in 1996 and $10.3 million in 1995.

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

Net Income (Loss). The net loss in 1996 was $58.4 million compared with net income of $29.7 million in 1995. Net loss per share in 1996 was $3.41 compared with net income per share of $1.74 in 1995.

Other Operating Results

Unusual Items. During the year ended December 31, 1997, the Company recorded unusual charges of $31.3 million against income from continuing operations. The first nine months of 1997 included an unusual charge of $10.5 million relating to the settlement of a judgment against the Company in favor of International Insurance Company ("International"). In addition, the Company recorded unusual charges of $20.8 million in the third quarter of 1997. Of these charges, $15.8 million related to the sale of the Company and represent indirect and general expenses incurred by the Company in connection with the sale process which were paid in 1997, and $5 million related to an additional legal provision concerning certain litigation matters.

During the fourth quarter of 1996, the Company recognized unusual charges of $17.4 million against income from continuing operations. Restructuring charges totaled $.3 million representing severance benefits. Additionally, the Company recognized a charge of $17.1 million related to the write-down of other assets approved for sale and certain non-operating real estate to net realizable value (included in Corporate Expense). Of the $17.4 million of unusual charges, the required cash outlay in 1996 was $.3 million. There was no required cash outlay in 1997. The remainder represents non-cash charges.

During the fourth quarter of 1995, the Company recognized unusual charges of $8.1 million in income from continuing operations. These charges include $3.1 million in severance benefits and other expenses related to a Company-wide program to reduce general and administrative costs ($1.5 million included in the Morse Controls segment, and $1.6 million included in Corporate Expense). In addition, the unusual charges include $5 million related to the write-down of non-operating real estate to net realizable value (included in Corporate Expense). Of the $8.1 million of unusual charges, the required cash outlays in 1995, 1996 and 1997 were $.4 million, $2.4 million and $.3 million, respectively. The remainder represents non-cash charges.

Extraordinary Items. The twelve months ended December 31, 1997, include an extraordinary charge of $3.3 million after-tax, representing charges related to the early extinguishment of the Company's debt under its current senior secured credit facilities (the "New Credit Agreement") and its Notes, as well as the write-off of previously deferred loan costs.

As a result of the 1996 refinancing of the Company's domestic debt, the twelve months ended December 31, 1996 include an extraordinary charge of $8.5 million after-tax, representing the charges incurred in connection with the early extinguishment of debt as well as the write-off of previously deferred loan costs.

The twelve months ended December 31, 1995 include an extraordinary charge of $4.4 million after-tax, representing charges related to the early extinguishment of portions of the Company's debt under its previous credit facility and its formerly outstanding 12.25% senior subordinated debentures.

Provision for Income Taxes. Income tax expense from continuing operations was expense of $1.5 million for 1997, expense of $12.7 million for 1996, and a benefit of $15.2 million for 1995.

Income tax expense for the twelve months ended 1997, represents current tax expense of $1.5 million for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings.

The net deferred tax benefit currently recorded at December 31, 1997 is $5.1 million, a level where management believes that it is more likely than not that the tax benefit will be realized. In 1995, the Company reduced the valuation allowance applied against the net operating loss carryforwards by $17 million based upon reasonable and prudent tax planning strategies and future income projections including the planned sale of Roltra-Morse. As a result of withdrawing Roltra-Morse from sale in 1996, the Company recorded a provision of $10 million against deferred tax benefits previously recognized based on an anticipated taxable gain on this sale. This reduced the deferred tax benefit to $5.3 million at December 31, 1996, to a level where management believed that it was more likely than not that the tax benefit would be realized. The total amount of future taxable income in the U.S. necessary to realize the asset is approximately $14.5 million. The Company expects to generate this income principally through the sale of the Roltra-Morse business completed in February 1998. See "Recent Events" above. Although the Company has a history of prior losses, these losses were primarily attributable to divested businesses and unusual items. The remaining valuation allowance is necessary due to the uncertainty of future income estimates.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

The Company has net operating loss carryforwards of approximately $101 million expiring in years 2002 through 2011, and minimum tax credits of approximately $2.8 million, which may be carried forward indefinitely. Included in the net operating loss carryforwards are foreign tax credits of approximately $7.4 million, expiring through 2001, which for financial and tax reporting purposes, are reflected as deductible foreign taxes. These carryforwards are available to offset future taxable income, subject to Section 382 limitations, due to the Acquisition.

Taxes have not been provided on the unremitted earnings of foreign subsidiaries since it is the Company's intention to indefinitely reinvest these earnings overseas. The amount of foreign withholding taxes that would be payable on remittance of these earnings is approximately $.9 million.

The year ended December 31, 1996 includes current tax expense of $2.7 million representing foreign and state income taxes. Additionally, as a result of withdrawing Roltra-Morse from sale in 1996, the Company recorded a provision of $10 million against deferred tax benefits previously recognized based on an anticipated gain on this sale.

The 1995 amount includes current tax expense of $1.8 million representing foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards on its domestic earnings. This amount is offset by a deferred tax benefit in 1995 of $17 million, representing a reduction, taken when Roltra-Morse was approved to be held for sale, in the deferred tax valuation allowance against U.S. net operating loss carryforwards.

Pensions and Retiree Medical and Life Insurance. In March 1994, the Company amended its policy regarding retiree medical and life insurance plans. This amendment, which affects some current retirees and all future retirees, phased out the Company subsidy for retiree medical and life insurance over the three-year period ended December 31, 1996. The Company amortized the associated reserves to income from continuing operations over the phase-out period. The pre-tax amount amortized to income from continuing operations was $3.9 million in both 1996 and 1995. The Company did not experience a significant increase or decrease in cash requirements related to this change in policy during this phase-out period.

Effective with the December 31, 1997 measurement date, the Company revised certain assumptions including the discount rate, the expected long-term rate of return on assets and mortality assumptions to reflect current market and demographic conditions. These changes are not expected to have a material effect on future year's pension expense or Company expenses related to retiree medical and life insurance.

Segment Operating Results

The comparisons of 1997 segment operating income to 1996 and 1995 are adversely affected by the phase out of certain postretirement employee benefits ("OPEB"), completed in December 1996. This non-cash gain, which resulted when the Company amended its policy regarding retiree medical and life insurance benefits in early 1994, was amortized to income during the phase-out years 1994 through 1996. The twelve months ended December 31, 1996 and 1995 each benefited by $3.9 million from this phase-out adjustment. Excluding this adjustment in 1996, segment operating income of $27.5 million in 1997 increased 13.4% as compared with 1996.

Operating results by business segment for the years 1997, 1996 and 1995 are summarized below:

Power Transmission:         1997         1996        1995
-------------------         ----         ----        ----
                                    (in millions)
Net Sales                  $92.1        $89.5       $95.1
Segment Operating Income     8.6          8.6        10.7

Power Transmission segment net sales increased 3.0% in 1997 compared with 1996. Sales increases in small center gearbox, shaft accessories, freight hauling and electrical products, were partially offset by lower sales of standard products. Although gross profit was up 4% in 1997, segment operating income remained flat compared with the prior year, due to the fact that the 1996 period benefited from a $2 million credit related to the OPEB phase-out. Excluding this credit in the 1996 period, segment operating income for 1997 increased 29.3% compared with the 1996 period.

Power Transmission segment net sales and operating income decreased 5.9% and 19.2%, respectively, in 1996 compared with 1995. The sales decrease was due to a market shift from DC to AC drives and a downturn in the U.S. gear market in 1996, resulting in major customers' adjusting their inventory levels, after a relatively strong year in 1995. The 19.2% decrease in segment operating income resulted from the sales decrease and the higher unabsorbed costs experienced at the decreased volumes.

In 1996, the segment successfully launched two compact new AC variable speed drives for controlling electric motors from 1/6-to-1-horsepower, a range that covers 40% of the total market for packaged drives in North America. Designed primarily for use on pumps and ventilator fans, the new "micro" inverter has more features and a lower price than competitive units.


Pumps:                      1997         1996        1995
------                      ----         ----        ----
                                    (in millions)
Net Sales                 $112.5       $107.6       $94.4
Segment Operating Income    14.5         11.2         9.2


Pumps segment net sales and operating income increased 4.6% and 29.2%, respectively, in 1997 compared with the prior year. Excluding the OPEB phase-out credit in 1996, segment operating income increased 46.1% compared with 1996.

The segment's North American operations, which are comprised of its U.S. and Canadian operations, experienced increased sales and operating income of 5.8% and 50.5%, respectively. Although the segment's U.S operations sales remained flat year-over-year, the turnaround at the Warren Pumps facility as a result of certain restructuring measures taken in early 1997 made a strong contribution to profitability, as well as the fact that the segment is starting to benefit from the cost reduction program implemented in the fourth quarter of 1997. These favorable items were partially offset by the elimination of the OPEB phase-out credit at the end of 1996. The segment's Canadian operations sales increased subsequent to the sale of the Instrumentation segment, since the Pumps segment became a distributor for certain products of the former Instrumentation segment; however, the contribution to operating profit was insignificant.

The segment's European operations sales remained flat in 1997 as compared with 1996, while segment operating income decreased approximately 16% when comparing the same periods. The decrease in segment operating income was primarily due to the unfavorable effects of a 13% change in the exchange rate for the Swedish Krona.

Pumps segment net sales increased 14.0% and operating income increased 21.8% in 1996 compared with 1995. The results of Imo Pompes SA, a French licensee acquired in March 1996, contributed 5.7% and 9.7% to the net sales and segment operating income increases in 1996. Additionally, the segment is experiencing continued growth in its U.S. industrial markets and strong export demand, driven by products in crude oil transfer, power generation and general industrial markets, as well as increased demand in the U.S. marine market.


Morse Controls:              1997        1996        1995
---------------            ------        ----        ----
                                    (in millions)
Net Sales                  $112.2      $112.5      $107.7
Segment Operating Income(1)   4.4         8.3         4.7


(1) The Morse Controls segment's operating income includes unusual charges of $.3 million and $1.5 million in 1996 and 1995, respectively.

Morse Controls segment net sales of $112.2 million remained flat compared with 1996 net sales. A sales increase in the segment's U.S. operations of 3.9% was due to a slight increase in marine product sales in 1997, and an increase in mobile equipment sales of 17.5% as a result of growth in the agricultural and construction markets. These increases were offset by a decrease in the European operations sales of 3.8% due to the unfavorable effects of exchange rate changes, which were only partially offset by increases in the aviation and mobile equipment businesses in Germany and France, respectively. Excluding the effects of exchange rate changes, European operations sales increased 2.1% compared with 1996.

Segment operating income decreased 47.4% in 1997 as compared with 1996. The 1996 period benefited from a $.7 million credit related to the OPEB phase-out. Excluding this credit in the 1996 period, segment operating income for 1997 decreased 42.8% compared with the 1996 period. Other factors contributing to the decreased profitability in 1997 were additional warranty costs in Europe and increased selling expenses at all locations.

Morse Controls segment net sales of $112.5 million were up 4.5% for 1996, as compared with 1995 net sales. Segment operating income increased 74.8% compared to the 1995 period. Excluding unusual charges in both periods, operating income increased 37.8% in 1996. The segment has been favorably affected in 1996 by the acquisition of a Swedish manufacturer of specialized electronic controls, which was completed in late December 1995, and accounted for 4.9% of the net sales increase and 18.0% of the segment operating income increase of 37.8% (excluding unusual charges). Operating income also started to experience benefits in 1996 from improvements at the segment's operation in Germany, which was restructured to consolidate facilities and reduce costs as part of the restructuring program adopted in late 1995.

Company-Wide Fourth Quarter Results

Net sales from continuing operations in the fourth quarter of 1997 were $79.9 million, a 5.6% increase, compared with $75.7 million in the fourth quarter of 1996. The Company had breakeven income from continuing operations in the fourth quarter of 1997 compared with a loss from continuing operations of $20.8 million, or $1.21 per share, in the comparable 1996 period.

Average borrowings in the fourth quarter of 1997 were approximately $62.3 million lower than the 1996 period. Total interest expense (before allocation to discontinued operations) of $8.1 million in the fourth quarter of 1997 was $1.1 million, or 12.0%, lower than in 1996, due to the reduction in debt with proceeds from the sale of the Instrumentation business segment in August 1997. Interest expense for continuing operations was $5.9 million in the 1997 period, compared with $6.5 million in the fourth quarter of 1996, and excludes interest expense incurred by the discontinued operations, as well as an interest allocation to the discontinued operations. Fourth quarter 1996 results were also severely impacted by unusual charges of $17.4 million.

Power Transmission segment net sales of $23.1 million increased 3.0% compared with the fourth quarter of 1996, largely driven by an 18% improvement in small center distance gearbox sales offset by decreases in electrical products and large center distance gearboxes. Segment operating income of $2.4 million increased 13.4% compared with last year's fourth quarter. The fourth quarter of 1996 benefited from a $.5 million credit related to the OPEB phase-out. Excluding this credit in the 1996 period, segment operating income for the fourth quarter of 1997 increased 47.4% compared with 1996.

Pumps segment net sales of $30.6 million were up 11.2% in the fourth quarter of 1997 compared to the same period in 1996. In the fourth quarter of 1997, the segment experienced increases in its North American operations sales to the crude oil market, offset slightly by decreased sales to the power generation market, as well as in its European operations.

Segment operating income of $4.6 million more than doubled when compared to the 1996 fourth quarter, despite the fact that the 1996 period benefited from a $.3 million credit related to the OPEB phase-out. The turnaround at the Warren Pumps facility as a result of certain restructuring measures taken in early 1997 made a strong contribution to profitability in the fourth quarter of 1997 as compared with the 1996 period.

 Morse Controls segment net sales in the fourth quarter of 1997 were $26.2 million, an increase of 1.9% compared with the 1996 period; however, segment operating income decreased to $.5 million for the three months ended December
31, 1997, compared with $1.1 million in the fourth quarter of 1996. The 1996 period benefited from a $.3 million credit related to the OPEB phase-out.


Liquidity and Capital Resources

Short-term and Long-term Debt

On August 29, 1997, the Company completed the refinancing of its domestic senior debt. Under terms of the refinancing, the Company entered into an agreement for $143 million in senior secured credit facilities with a group of lenders (the "New Credit Agreement"). Initial borrowings under the New Credit Agreement were approximately $127.1 million. Proceeds of the New Credit Agreement were used to refinance all obligations under the Company's previous credit agreement. The cost of the implementation of the New Credit Agreement of $3 million will be amortized over its term.

The New Credit Agreement provided for a five year, $70 million revolving credit facility (which includes a $30 million letter of credit sub-facility), and a $73 million term loan facility ("Term Loans") amortizing to August 29, 2002. Proceeds from the August 29, 1997 sale of the Instrumentation business were used to repay amounts on the revolving credit facility and Term Loans of $54.2 million and $13.9 million, respectively. At the same time, and in keeping with the terms of the New Credit Agreement, the $73 million term loan facility was reduced to $59 million, which reduced the total facility to $129 million.

As of December 31, 1997, the availability under the revolving credit facility was $31.1 million, as the Company had borrowings of $25 million outstanding under the revolving credit facility, as well as $13.9 million of outstanding standby letters of credit under the New Credit Agreement. The Company's continuing operations had $8 million in foreign short-term credit facilities with amounts outstanding at December 31, 1997 of $1.9 million.

At December 31, 1997, the Company also had outstanding under the New Credit Agreement $59 million Term Loans amortizing to 2002. In addition, the Company had outstanding $135.1 million of its Notes.


Cash Flow

The Company's operating activities used cash of $30.1 million in 1997, compared with cash used of $15.1 million in 1996. The use of cash in 1997 is due principally to the payment of (1) a legal settlement of $10.5 million with International, (2) approximately $15.8 million representing indirect and general expenses related to the process of selling the Company, and (3) approximately $8.1 million related to the 1997 cost reduction program, representing severance costs. The use of cash in 1996 is due primarily to cash used by discontinued operations and other divested businesses. Net cash provided by investing activities was $95.8 million in 1997, compared with cash used of $12.7 million in 1996. Investing activities included net proceeds of $113.3 million from the sale of the Company's Instrumentation business, the remaining Electro-Optical systems business and certain of its non-operating real estate in 1997. Net proceeds from the sale of properties held for sale in 1996 yielded $12.6 million; however, this was more than offset by 1996 investments in capital equipment and acquisitions. Cash and cash equivalents were $3.5 million at December 31, 1997, a slight increase from $1.4 million at December 31, 1996.

Working capital at December 31, 1997 was $18.7 million, a decrease of $25.5 million from the end of 1996, due principally to the sale of the Company's Instrumentation and its remaining Electro-Optical Systems business, and to the additional liabilities recorded in conjunction with the Acquisition. The ratio of current assets to current liabilities was 1.2 at December 31, 1997, compared with 1.5 at December 31, 1996. The Company's total debt as a percent of its total capitalization decreased to 71.5% at December 31, 1997, compared with 125.4% at December 31, 1996, as a result of the accounting for the Acquisition and the reduction in debt with proceeds from the 1997 asset sales.

Capital expenditures of continuing operations decreased slightly to $8.3 million compared with the 1996 level of $10 million. In 1997 capital spending was used for the purpose of maintaining and improving competitive advantages at the Company's operations. The Company anticipates that capital expenditures in 1998 will increase over the 1997 level primarily due to expenditures related to productivity improvements in the operating segments. There were no material outstanding commitments for the acquisition of property, plant, and equipment at December 31, 1997.

The Company's sale of its Roltra-Morse and Instrumentation business segments and the refinancing of its domestic senior debt have significantly improved the liquidity position. Management believes that cash flow from operations, cash available from unused credit facilities and cash generated by additional asset sales will be sufficient to meet the Company's foreseeable liquidity needs.

Year 2000

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies (essential to its operations) that will be affected by this year 2000 issue. The Company has established plans for evaluating and managing the risks and costs associated with this problem. The computing portfolio has been identified at each business unit and an initial assessment has been completed. The cost of achieving year 2000 compliance is not expected to materially exceed the cost of normal software upgrades and replacements and will be incurred through fiscal 1999. The Company expects to be compliant by the year 2000.



Impact of Recently Issued Accounting Standards

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The impact on the Company's financial statements compared to information presently available is not expected to be significant. Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires public companies to report financial and descriptive information about operating segments. The statement intends to align reportable segments and certain disclosures with how the operations are managed internally. The impact of this statement on the Company's disclosure is not expected to be significant. In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which adds disclosure requirements on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. These statements will be adopted by the Company in fiscal year 1998.

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

None of the Company's business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. No customer accounted for 10% or more of consolidated sales in 1997, 1996 or 1995.

Approximately 31.0% of the property, plant and equipment of the Company's continuing operations has been acquired over the past five years and has a remaining useful life ranging from five years to fifteen years for equipment to forty years for buildings. In addition, property, plant and equipment of the businesses acquired by the Company have been adjusted to fair value at the time of acquisition. Assets acquired in prior years are expected to be replaced at higher costs, but this will take place over many years. The newer assets will result in higher depreciation charges but, in many cases, due to technological improvements, there will be operating cost savings as well. The Company considers these matters in establishing its pricing policies.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-K Report are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) Item 1 - "Restructuring Plans and Cost Reduction Programs" - the impact of various cost reduction programs; and "Backlog, Raw Materials and Environmental Matters" - the expected ability to fill existing orders in 1998, the continued adequacy of the Company's raw materials sources, and the future impact of environmental matters on the financial condition of the Company; (ii)
Item 3 - "Legal Proceedings" - the future impact of legal proceedings on the financial condition of the Company; and, (iii) Item 7 - "Restructuring Plans and Cost Reduction Programs" - the impact of various cost reduction programs; and "Segment Operating Results" - the future performance of various programs in each segment and the impact of such programs on future sales and on operating income. The Company wishes to caution the reader that, in addition to the matters described above, various factors such as delays in contracts from key customers, demand and market acceptance risk for new products, continued or increased competitive pricing and the effects of under-utilization of plants and facilities, particularly in Europe, and the impact of worldwide economic conditions on demand for the Company's products, could cause results to differ materially from those in any forward-looking statement.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.


Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by Part II, Item 8 of Form 10-K are included in Part IV of this Form 10-K Report as indexed at Item 14(a)(1).


Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

The  Company  has  chosen  Arthur  Andersen  LLP  as  its   independent   public
accountants. Results for the periods ended August 28, 1997 and December 31, 1997 have been audited by Arthur Andersen LLP.

Before the Acquisition, the Company engaged Ernst & Young LLP as its independent public accountants. Results for the years ended December 31, 1996 and 1995, respectively, have been audited by Ernst & Young LLP.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Election of Directors

The Company's Restated Certificate of Incorporation and its Amended and Restated By-Laws provide that the directors of the Company shall be divided into three classes, designated as Class I, Class II and Class III, and that at each annual meeting of stockholders of the Company, successors to the directors, whose terms expire at that annual meeting will be elected for a three-year term. The classes are staggered so that the term of one class of directors expires each year. The terms of the Class I directors expire in 1999, and each third year thereafter; the terms of the Class II directors expire in 2000 and each third year thereafter; and the term of the Class III director expires in 1998 and each third year thereafter. The number of directors constituting the entire Board of Directors is determined by the vote of a majority of the members of the Board of Directors and is currently fixed at five members.

Under the Company's Amended and Restated By-Laws, no stockholder may nominate a candidate for election as a director unless information concerning such candidate equivalent to the information contained herein about the Board of Directors' nominees has been submitted to the Board of Directors at least 45 days before the date of the meeting of stockholders for the election of directors at which such nomination is proposed to be made. Any vacancy occurring on the Board of Directors for any reason may be filled by a vote of majority of the directors then in office until the expiration of the term of the class of directors in which the vacancy exists.

Directors of the Registrant

The following table sets forth information concerning the names, ages, principal occupations and terms of office of the directors of the Company:


Name                Age     Class    Principal Occupation       Term of Office

Philip W. Knisely    43      III    Chairman, Chief               1997-1998
                                     Executive Officer and
                                     President of the Company
Steven M. Rales      46      I      Chairman of the Board of      1997-1999
                                     Directors of Danaher
                                     Corporation
Mitchell P. Rales    41      II     Chairman of the               1997-2000
                                     Executive Committee of
                                     the Board of Directors
                                     of Danaher Corporation
Neil D. Cohen        43      II     President of District         1997-2000
                                     Photo, Inc.
K. David Boyer, Jr.  45      I      President and Chief           1997-1999
                                     Executive Officer of
                                     TROY Systems, Inc.

Philip W. Knisely became a director, Chief Executive Officer and President of the Company in August 1997. He was named Chairman of the Board in November 1997. Mr. Knisely has been President of Constellation Capital
Partners ("Constellation"), LLC since September 1995. Prior to employment with Constellation, Mr. Knisely was President of AMF Industries.

Steven M. Rales became a director of the Company in August 1997. During the past five years he has been a principal in a number of private business entities with interests in manufacturing companies, media operations and publicly traded securities. Mr. Rales is also Chairman of the Board of Directors and a major shareholder of Danaher Corporation.

Mitchell P. Rales became a director of the Company in August 1997. During the past five years he has been a principal in a number of private business entities with interests in manufacturing companies, media operations and publicly traded securities. Mr. Rales is also Chairman of the Executive Committee of the Board of Directors and a major shareholder of Danaher Corporation.

Neil D. Cohen became a director of the Company in August 1997. During the past five years he has been the President of District Photo, Inc., a photofinisher. He is also a member of the Board of Trustees of the Photo Marketing Association International, Inc., a trade association for the photo finishing industry.

K. David Boyer, Jr. became a director of the Company in August 1997. During the past five years he has been the President and Chief Executive Officer of TROY Systems Inc., a provider of high technology business solutions. He is also a director of Franklin National Bank.

Steven M. Rales and Mitchell P. Rales are brothers.

Mr. Cohen and Mr. Boyer are Continuing Directors as defined in Article X of the Company's Restated Certificate of Incorporation.

Executive Officers of the Registrant

The following table sets forth information concerning the names, ages and principal occupations of the executive officers of the Company:

Name                    Age                 Principal Occupation

Philip W. Knisely       43         Chairman, Chief Executive Officer and
                                    President
John A. Young           32         Vice President, Treasurer, Chief Financial
                                    Officer, and Assistant Secretary
G. Scott Faison         36         Corporate Controller
Michael G. Ryan         45         Vice President
Joseph O. Bunting, III  36         Vice President and Secretary

Philip W. Knisely joined the Company as a director, Chief Executive Officer and President in August 1997. He was named Chairman of the Board in November 1997. Mr. Knisely has been President of Constellation since September 1995. Prior to employment with Constellation, Mr. Knisely was President of AMF Industries.

John A. Young joined the Company as Vice President and Assistant Secretary in August 1997. He was named Treasurer and Chief Financial Officer in November 1997. Mr. Young has been a Vice President of Constellation since September 1995. Prior to employment with Constellation, Mr. Young was Director, Corporate Development at AMF Industries.

G. Scott Faison joined the Company as Corporate Controller in December 1997. Prior to joining the Company, Mr. Faison was Chief Financial Officer of Bullets Corporation of America. Before employment with Bullets, Mr. Faison spent 10 years at AMF Bowling in various management roles. Among them, Mr. Faison was Controller of AMF's United Kingdom subsidiary, Divisional Controller of AMF Consumer Products Business and also served as Corporate Controller.

Michael G. Ryan joined the Company as Vice President in August 1997. Mr. Ryan has been a Vice President of Constellation since September 1995. During the past five years he has been an officer in a number of private business entities with interests in manufacturing companies, media operations and publicly traded securities.

Joseph O. Bunting, III joined the Company as Vice President in August 1997 and became Secretary in November 1997. Mr. Bunting has been a Vice President of Constellation since September 1995. During the past five years he has been an officer in a number of private business entities with interests in manufacturing companies, media operations and publicly traded securities.

Each of these executive officers will hold office until his successor is chosen and qualifies or until his earlier resignation or removal. Any officer may be removed at any time by the Board of Directors without prejudice to any contract rights that he may have.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. A review of the Company's records indicates that all reports required under the Section 16(a) rules were filed in a timely manner during the year, except for the Form 3 for G. Scott Faison. A report has now been filed.


Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid or accrued by the Company during each of the three fiscal years ended December 31, 1997, 1996 and 1995 to (i) the present and former chief executive officers of the company and (ii) the two individuals who did not hold executive officer positions as of December 31, 1997, but held such positions during 1997 and whose compensation during 1997 placed them among the four most highly compensated executive officers. All other current executive officers' compensation for 1997 is below the $100,000 disclosure threshold.



                                                      Long-Term Compensation
                                                              Awards
                             Annual Compensation    ---------------------------
                                              Restricted Securities   All Other
Name and Principal           -----------------   Stock   Underlying Compensation
 Position              Year   Salary($) Bonus($) Awards($) Options(#)      ($)


Philip W. Knisely (1)  1997  $    ---  $   ---  $  ---         ---  $     ---
Chairman, President
and Chief Executive
Officer

Donald K. Farrar       1997   337,500      ---     ---         ---  2,334,881(3)
Former Chairman,       1996   450,000   80,000 196,875(2)  115,000     10,350
President and Chief    1995   450,000   90,000     ---      70,000      8,359
Executive Officer

John J. Carr           1997   254,833      ---     ---         ---  1,201,781(4)
Former Executive       1996   260,000   60,000     ---      25,000      9,270
Vice President         1995   240,000   65,000     ---      25,000        245

William M. Brown       1997   178,000      ---     ---         ---  1,056,774(5)
Former Chief           1996   255,000   50,000     ---      20,000      9,135
Financial Officer and  1995   230,000   55,000     ---      20,000      7,105
Corporate Controller

(1)Philip W. Knisely became Chief Executive Officer, President and a Director in August 1997. Mr. Knisely did not receive any form of compensation from the Company during fiscal year 1997.

(2)None of the 35,000 shares subject to Mr. Farrar's 1996 restricted stock award were outstanding on December 31, 1997. While outstanding during 1997, there were no dividends paid on the shares of restricted stock. The severance in Note (3) below includes any payment for vested shares of restricted stock. All other shares were canceled upon his termination of employment in September 1997.

(3)Includes $2,292,797 in severance, $2,375 contribution by the Company to the Employees Stock Savings Plan account, $5,738 of life insurance premiums paid by the Company on his behalf and $33,971 in other fringe benefits. The severance payment was (i) paid during the post-Acquisition taxable year in which Mr. Farrar was neither an executive officer or a director of the Company and (ii) made pursuant to a contract dated September 13, 1993 and includes all amounts due from the Company under the Restricted Stock Plan, Supplemental Pension Plan, and Stock Option Plan.

(4)Includes $1,183,715 in severance, $2,375 contribution by the Company to the Employees Stock Savings Plan account, $4,174 of life insurance premiums paid by the Company on his behalf and $11,517 in other fringe benefits. The severance payment was (i) paid during the post-Acquisition taxable year in which Mr. Carr was neither an executive officer or a director of the Company and (ii) made pursuant to a contract dated January 9, 1987 and includes all amounts due from the Company under the Restricted Stock Plan, Supplemental Pension Plan, and Stock Option Plan.

(5)Includes $1,037,898 in severance, $2,375 contribution by the Company to the Employees Stock Savings Plan account, $3,267 of life insurance premiums paid by the Company on his behalf and $13,234 in other fringe benefits. The severance payment was (i) paid during the post-Acquisition taxable year in which Mr. Brown was neither an executive officer or a director of the Company and (ii) made pursuant to a contract dated August 5, 1992 and includes all amounts due from the Company under the Restricted Stock Plan, Supplemental Pension Plan, and Stock Option Plan.


Option Grants in Last Fiscal Year

There were no options granted during fiscal 1997 to any of the executive officers listed in the Compensation Table.

Aggregated  Option  Exercises in Last Fiscal Year and Fiscal  Year-End  Option
Values

There were no options outstanding at fiscal year-end. All options were accelerated, vested and paid out in fiscal 1997 as a result of the Acquisition of the Company in August 1997.

Pension Plans

The following table shows the estimated maximum annual retirement benefits payable to a covered participant under the Imo Industries Inc. U.S. Salaried Plan (the "Salaried Plan"). Benefits were calculated assuming participants and their spouses elect a straight-life annuity rather than a joint and survivor or other form of annuity, in which case benefits would generally be lower than shown in the table. Benefits are not subject to any deduction for Social Security or other offset amounts.


                                Pension Plan Table

                                Years of Service
             ------------------------------------------------------------------
       Final
     Average
    Earnings    10 Years  15 Years   20 Years    25 Years  30 Years   35 Years
    $100,000     $16,089   $24,134    $32,178     $40,223   $43,635    $47,047
     150,000      25,089    37,634     50,178      62,723    68,135     73,547
     200,000      26,889    40,334     53,778      67,223    73,035     78,847
     250,000      26,889    40,334     53,778      67,223    73,035     78,847
     300,000      26,889    40,334     53,778      67,223    73,035     78,847
     350,000      26,889    40,334     53,778      67,223    73,035     78,847
     400,000      26,889    40,334     53,778      67,223    73,035     78,847
     450,000      26,889    40,334     53,778      67,223    73,035     78,847
     500,000      26,889    40,334     53,778      67,223    73,035     78,847
     550,000      26,889    40,334     53,778      67,223    73,035     78,847

Final average earnings are based upon the highest 60 months of compensation during the participant's last 120 months of service. The annual compensation taken into account under the Salaried Plan is the actual monthly salary and bonus earned in that year.

As of December 31, 1997, the persons named in the Summary Compensation Table had the following years of benefit service as defined under the Salaried Pension
Plans: Mr. Knisely, 0 years; Mr. Farrar, 4.0 years; Mr. Carr, 31.0 years; and Mr. Brown, 5.3 years. To be vested in the Salaried Plan benefits, a participant must have over four years and six months of service.

While the Company was a wholly owned subsidiary of Transamerica Corporation, the Company's employees participated in the Pension Plan for Salaried U.S. Employees of Transamerica Corporation and Affiliates (the "Transamerica Pension Plan"). The Transamerica Pension Plan provides that, as long as the Company remains independent, employees of the Company will continue to vest in their benefits accrued prior to December 31, 1986, as calculated under the Transamerica Pension Plan, taking into account only benefit service credited and compensation earned prior to December 31, 1986, and will continue to receive credit toward the service requirement for subsidized early retirement benefits and pre-retirement death benefits, based upon their service with the Company after December 31, 1986. Accrued benefits under the Salaried Plan will be offset by any vested benefits under the Transamerica Pension Plan.

The benefits shown in the Pension Plan Table reflect the applicable limitations imposed by Sections 415 and 401(a)(17) of the Code. Benefits payable pursuant to the Salaried Plan are restricted in accordance with the limitations of Sections 415 and 401(a)(17) of the Code. The Supplemental Plan under which the Company made supplemental pension payments to employees whose benefits under the Salaried Plan were reduced by the limitations imposed under Section 415 and 401(a)(17) of the Code was terminated in November 1997. There were no contributions in fiscal year 1997 to the Supplemental Plan. As part of their severance packages with the Company, Messrs. Farrar, Carr and Brown waived any and all claims to any benefits due to them under the Supplemental Plan.

Compensation Committee

The members of the  Compensation  Committee  are Steven M. Rales and  Mitchell
P. Rales.

Executive Compensation

Total executive compensation is comprised of two principal components: annual salary and annual incentive compensation. The Committee endeavors to establish total compensation packages for each executive officer equal to the value of that executive's services determined by both what other companies have or might pay the executive for his services and his relationship to other executive positions within the Company, as negotiated at the date of hire. This base is then adjusted annually based on the Committee's assessment of individual performance.

A fundamental element of the Company's compensation policy is that a substantial portion of each executive's compensation be directly related to the success of the Company. This is accomplished in two ways. First, the annual incentive compensation program requires that the Company, or the Company's businesses for which the executive is directly responsible, achieve certain minimum targets in sales, profitability, working capital management and economic value added. If performance for the year is below minimum targeted levels (generally approximately three-quarters of the sales and profitability target must be achieved and working capital management must exceed prior year levels) there would be no payment. If the minimum targets are met or exceeded, each executive receives a formula-based payout taking into account the Company's or the Company's businesses for which the executive is directly responsible performance and the successful completion of defined personal objectives.

CEO Compensation

Mr. Knisely did not receive any compensation from the Company during fiscal year 1997.

Compensation of Directors

Independent directors, currently Mr. Boyer and Mr. Cohen, receive attendance fees of $1,000 per meeting, excluding telephonic meetings, together with a quarterly retainer of $2,500.

Item 12. Security Ownership of Certain Beneficial Owners and
           Management.

Certain Beneficial Owners

The following table sets forth, as of March 24, 1998, the amount and percentage of the Company's Common Stock beneficially owned by each person or group who is known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock.


                                          Shares          Percentage of
       Name and Address                   Beneficially    Outstanding
                                          Owned           Common Stock

II Acquisition Corp.                      15,905,971           92.8%
9211 Forest Hill Avenue
Suite 109
Richmond, Virginia 23235

Steven M. Rales (1)                       15,905,971           92.8%
1250 24th Street, N.W.
Suite 800
Washington, DC  20037

Mitchell P. Rales (1)
1250 24th Street, N.W.                    15,905,971           92.8%
Suite 800
Washington, DC  20037

(1)Steven M. Rales and Mitchell P. Rales beneficially own the Shares through their controlling equity interest in Acquisition Corp.



Ownership by Directors and Executive Officers

The following table sets forth the amount and percentage of the Company's outstanding Common Stock beneficially owned on March 24, 1998 by each director and executive officer and the directors and executive officers as a group.


                                          Shares          Percentage of
Name of Individual or Identity            Beneficially    Outstanding
of Group                                  Owned           Common Stock

Philip W. Knisely                                ---             ---
Steven M. Rales (1)                       15,905,971            92.8%
Mitchell P. Rales (1)                     15,905,971            92.8%
Neil D. Cohen                                    ---             ---
K. David Boyer, Jr.                              ---             ---
John A. Young                                    ---             ---
G. Scott Faison                                  ---             ---
Michael G. Ryan                                  ---             ---
Joseph O. Bunting, III                           ---             ---
All    directors    and   executive       15,905,971            92.8%
officers as a group

(1)Steven M. Rales and Mitchell P. Rales beneficially own the Shares through their controlling equity interest in Acquisition Corp.

Item 13. Certain Relationships and Related Transactions.

On August 28, 1997, Acquisition Corp., acquired 92.8% of the Company's outstanding shares of common stock. The consideration paid was $7.05 in cash per share of common stock or $112.1 million in total. Messrs. Rales and Rales are directors and controlling stockholders of Acquisition Corp. Messrs. Knisely, Young, Ryan and Bunting are all executive officers of the Company and are all officers and stockholders and executive officers of Acquisition Corp. Mr. Knisely is also a director of the Company.

On August 29, 1997, the Company and certain of its subsidiaries sold substantially all of the assets of its Instrumentation Business Segment to Danaher Corporation, a NYSE listed company, and certain of its subsidiaries for a purchase price of $85 million in cash and the assumption of liabilities. Steven M. Rales and Mitchell P. Rales, directors and beneficial owners of 92.8% of the Company, are major shareholders of Danaher Corporation. Steven M. Rales is Chairman of the Board of Directors of Danaher Corporation and Mitchell P. Rales is Chairman of the Executive Committee of the Board of Directors of Danaher Corporation. The transaction was negotiated at arm's length and the Company received the opinion of an independent investment bank as to the fairness to the Company, from a financial standpoint, of the financial terms of the transaction taken as a whole.

On December 31, 1997, the Company sold certain assets of its Delroyd business unit to Nuttall Gear LLC for $2.3 million in cash. Also on December 31, 1997, the Company acquired certain assets of the Centric Clutch business unit of Ameridrives International, L.P. for $1.3 million in cash. Nuttall Gear LLC and
Ameridrives International, L.P. are subsidiaries of American Enterprise MPT Corporation. Steven M. Rales and Mitchell P. Rales collectively own 76% of American Enterprise MPT Corporation. Messrs. Rales and Rales are directors and beneficial owners of 92.8% of the Company. The transactions were negotiated on an arms length basis, and were based on the valuations of independent appraisers.



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) Financial Statements

      The Financial Statements and Supplementary Data required by Part II,
       Item 8 of Form 10-K are included in this Part IV of this Form 10-K Report as follows:

 Consolidated Financial Statements                                       Page

      Consolidated  Statements  of  Income  for  the  period  from
       January 1, 1997 to August 28, 1997 (pre-Acquisition) and the
       period from August 29, 1997 to December 31, 1997 (post-
       Acquisition) and the Years Ended December 31, 1996 and 1995........F-1
      Consolidated   Balance  Sheets  at  December  31,  1997  and
       1996...............................................................F-2
      Consolidated Statements of Cash Flows for the period from
       January 1, 1997 to August 28, 1997 (pre-Acquisition) and the
       period from August 29, 1997 to December 31, 1997 (post-
       Acquisition) and the Years Ended December 31, 1996 and 1995........F-3
      Consolidated Statements of Shareholders' Equity (Deficit)
       for the period from January 1, 1997 to August 28, 1997 (pre-Acquisition) and the period from August 29, 1997 to
       December 31, 1997 (post-Acquisition) and the for the
       Years Ended December 31, 1996 and 1995.............................F-4
      Notes to Consolidated Financial Statements..........................F-5
      Reports of Independent Public Accountants...........................F-32
      Quarterly Financial Information (unaudited).........................F-35

    (2) Financial Statement Schedules

      The following consolidated financial statement schedule for the period from January 1, 1997 to August 28, 1997 (pre-Acquisition) and the period from August 29, 1997 to December 31, 1997 (post-Acquisition) and the years ended December 31, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements.


    Schedule II                                                          Page

    Valuation and Qualifying Accounts.....................................S-1

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

(b) Reports on Form 8-K

     On November 12, 1997, the Company filed a report on Form 8-K, reporting under Item 4, disclosing that on November 5, 1997 the Company dismissed Ernst & Young LLP as its principal independent accountants, and engaged Arthur Andersen LLP as its principal independent accountants to audit and report on the financial statements of the company for the fiscal year ending December 31, 1997.

     On February 3, 1998, the Company filed a report on Form 8-K, reporting under Item 5, disclosing Company's announcement on February 2, 1998 that it had entered into an agreement to sell its Roltra Morse S.p.A. subsidiary to Magna International Inc.

     On March 24, 1998, the Company filed a report on Form 8-K, reporting under Items 2 and 7, disclosing that on February 27, 1998, the Company had sold all outstanding shares of capital stock of its Roltra Morse S.p.A. subsidiary to Magna International Inc.


EXHIBIT INDEX

 Exhibit No.  Note No.      Description

   3(i)         (23)    The Company's Restated Certificate of Incorporation, as
                        amended  March 10, 1989 and  November 10, 1992 and
                        April 30, 1997

   3(ii)                The Company's Bylaws

   4.1 (A)      (18)    Indenture, dated as of April 15, 1996,
                        between the Company and IBJ Schroder Bank & Trust
                        Company, as Trustee

       (B) Second Supplemental Indenture, dated as of August 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as Trustee

   4.3          (18)    Registration Rights Agreement,dated as of April 23,
                        1996, between the Company and the Initial Purchasers

   4.3 (A)      (20)    Rights Agreement dated as of April 30, 1997 between the
                        Company and First Chicago Trust Company of New York, which includes, as Exhibit A thereto, the Certificate of Designation, Preferences and Rights of Series B Junior
                        Participating Preferred Stock of Imo Industries Inc., as Exhibit B thereto, the Form of Rights Certificate and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Stock.

       (B)      (21)    Amendment to Rights Agreement dated June 25, 1997
                        between the Company and First Chicago Trust Company of
                        New York

       (C)      (22)    Second Amendment to Rights Agreement dated July 25, 1997
                        between the Company and First Chicago Trust Company of New York

       (D)      (24)    Third Amendment to Rights Agreement dated August 21,
                        1997 between the Company and First Chicago Trust Company of New York

                      Management Contracts, Compensatory Plans and Arrangements:

   10.1         (14)    Amended and restated Equity Incentive Plan for Key
                        Employees

   10.2         (16)    Amended and restated 1988 Equity Incentive Plan for
                        Outside Directors

   10.3         (15)    1995 Equity Incentive Plan for Outside Directors


   10.4         (17)    The Company's Supplemental Retirement Income Plan


   10.5          (8)    Change in Control Agreement dated January 9, 1987
                        between the Company and John J. Carr

   10.6          (8)    Change in Control Agreement dated August 5, 1992
                        between the Company and William M. Brown

   10.7          (8)    Change in Control Agreement dated August 13, 1992
                        between the  Company and Thomas J. Bird

   10.8         (10)    Change in Control Agreement dated September 13, 1993
                        between the Company and Donald K. Farrar

   10.9         (19)    Change in Control Agreement dated May 21, 1996
                        between the Company and Donald N. Rosenberg

   10.10        (19)    Severance Agreement dated February 6, 1997 between Imo
                        Industries (UK) Limited and Brian Lewis

   10.11        (19)    Consultancy Agreement dated February 13, 1997 between
                        Imo Industries Inc. and Brian Lewis

                        Other Material Contracts:

   10.12 (A)  (3), (4)  The Company's Salaried Employees Stock Savings Plan as
                        amended on July 1, 1987 and as amended on June 14, 1988

         (B)     (7)    Amendment dated March 16, 1989 to the
                        Imo Industries Inc. Employees Stock Savings Plan

         (C)     (5)    Amendments dated September 6, 1990 and
                        February 14, 1991 to the Imo Industries Inc. Employees
                        Stock Savings Plan

         (D)     (6)    Amendment dated May 9, 1991 to the Imo
                        Industries Inc. Employees Stock Savings Plan

         (E)     (8)    Amendments dated December 30, 1991 and August 3, 1992
                        to the Imo Industries Inc. Employees Stock Savings Plan

         (F)     (12)   Trust Agreement for the Imo Industries
                        Inc. Employees Stock Savings Plan as of March 1, 1995 between the Company and Eagle Trust Company

   10.13         (1)    Distribution Agreement dated December 18, 1986 between
                        Transamerica Corporation and the Company

   10.14         (1)    Tax Agreement between the Company and Transamerica
                        Corporation

   10.15 (J)     (9)    Warrant dated July 15, 1993 issued by the Company to
                        The Prudential Insurance Company of America

   10.16         (2)    Stock Purchase Agreement dated November 30, 1987
                        between the Company and TRIFIN B.V.

   10.17         (5)    Stock Purchase Agreement dated as of May 31, 1990
                        among United Scientific Holdings PLC, United Scientific
                        Inc. and the Company

   10.18         (10)   Stock Purchase Agreement dated as of October 28, 1993
                        among the Company, Imo Industries GmbH, Mark Controls
                        Corporation and Mark Controls GmbH i. Gr., as amended


   10.19 (A)     (18)   Credit  Agreement  dated as of April 29,  1996
                        among the Company, as Borrower, Varo Inc., as Guarantor,
                        Warren Pumps Inc. as Guarantor, the Institutions from time to time party thereto as Lenders and Issuing Banks, and Citicorp USA, Inc., as Agent

   10.19 (B)     (19)   First Amendment dated as of February 19, 1997
                        to the Credit Agreement dated as of April 29, 1996 among the Company, as Borrower, Varo Inc., as
                        Guarantor, Warren Pumps, Inc. as Guarantor, the
                        Institutions from time to time party thereto as Lenders and Issuing Banks, and Citicorp USA, Inc., as Agent

   10.20 (A)     (11)   Asset Purchase Agreement dated as of November 4, 1994
                        by and among the Company, Imo Industries International
                        Inc.and Mannesmann Capital Corporation

         (B)     (12)   Agreement,  Amendment and Waiver dated January 17,
                        1995 by and among the  Company  and  Mannesmann  Capital
                        Corporation

   10.21         (12)   Asset and Stock Purchase Agreement dated as of January
                        1, 1995 by and among the Company and Thermo Jarrell
                        Ash Corporation

   10.22         (13)   Purchase and Sale Agreement among Litton Industries,
                        Inc., and Litton Systems, Inc. and Imo Industries Inc.,
                        Baird Corporation, Optic-Electronic International, Inc.
                        and Varo Inc. dated May 11, 1995 and amended and restated as of June 2, 1995

   10.23 (A)     (19)   Asset Purchase Agreement dated as of September 13, 1996
                        between Varo Inc. and Varo Acquisition Corp.

         (B)     (19)   Reinstatement Agreement dated January 28, 1997
                        between Varo Inc. and Varo Acquisition Corp.

   10.24         (21)   Agreement and Plan of Merger, dated June 26, 1997,
                        among United Dominion Industries Limited, UD Delaware
                        Corp. and Imo Industries Inc.

   10.25         (22)   Share Purchase Agreement, dated July 25, 1997,
                        between II Acquisition Corp. and the Company

   10.26         (25)   Asset Purchase Agreement dated as of August 29,
                        1997 among the Registrant and certain of its subsidiaries and Danaher Corporation and certain of its subsidiaries

   10.27 (A)     (26)   Credit and Guaranty Agreement dated as of August
                        29, 1997 among the Company, as Borrower, II Acquisition
                        Corp., as Guarantor, Certain Financial Institutions, as
                        Lenders, The Bank of Nova Scotia, as Administrative and
                        Documentation Agent and Nationsbanc Capital Markets,
                        Inc., as Syndication Agent for the Lenders

         (B) First Amendment to Credit and Guaranty Agreement dated as of November 6, 1997

         (C) Second Amendment to Credit and Guaranty Agreement dated as of December 2, 1997

         (D) Third Amendment to Credit and Guaranty Agreement dated as of February 16, 1998

   10.28         (27)   Stock Purchase Agreement dated as of January 30, 1998
                        between the Registrant and Magna International Inc.

   21                   Subsidiaries of the Company

   27                   Financial Data Schedule as of December 31, 1997

-----------------------------------------------
NOTES

(1) Incorporated by reference to the Company's Form 8 Amendment No. 2 filed with the Commission on December 9, 1986 amending the Company's Form 10 as filed with the Commission on October 15, 1986.
(2) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 17, 1987.
(3) Incorporated by reference to the Imo Industries Inc. Employees Stock Savings Plan Form 11-K filed with the Commission on April 13, 1988.
(4) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1990.
(5) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1991.
(6) Incorporated by reference to the Company's Form S-8 filed with the Commission on June 17, 1991.
(7) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 1992.
(8) Incorporated by reference to the Company's Form 10-K filed with the Commission on April 19, 1993.
(9) Incorporated by reference to the Company's Form 10-K/A filed with the Commission on August 6, 1993 amending the Company's Form 10-K as filed with the Commission on April 19, 1993.
(10) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1994.
(11) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 14, 1994.
(12) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1995.
(13) Incorporated by reference to the Company's Form 8-K filed with the Commission on June 19, 1995.
(14) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60533
(15) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60535
(16) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 13, 1995.
(17) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1996.
(18) Incorporated by reference to the Company's Form S-4 (Registration No. 333-3477) filed with the Commission on May 10, 1996.
(19) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 27, 1997.
(20) Incorporated by reference to the Company's Form 8-A Registration Statement filed with the Commission on May 2, 1997.
(21) Incorporated by reference to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 2, 1997.
(22) Incorporated by reference to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 31, 1997.
(23) Incorporated by reference to the Company's Form 10-Q filed with the Commission on August 14, 1997.
(24) Incorporated by reference to the Company's Form 8-K filed with the Commission on August 27, 1997.
(25) Incorporated by reference to the Company's Form 8-K filed with the Commission on September 15, 1997.
(26) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 14, 1997.
(27) Incorporated by reference to the Company's Form 8-K filed with the Commission on March 13, 1998.



                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Imo Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1998

                                             IMO INDUSTRIES INC.


                                             By: /s/ JOHN A. YOUNG
                                                     John A. Young
                                                     Vice President and
                                                     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Imo Industries Inc. and in the capacities and on the dates indicated.


/s/ PHILIP W. KNISELY     Chief Executive Officer,
Philip W. Knisely         President and Director
                          (principal executive officer)          March 27, 1998


/s/ JOHN A. YOUNG         Vice President and
John A. Young             Chief Financial Officer
                          (principal financial officer)          March 27, 1998


/s/ G. SCOTT FAISON       Corporate Controller
G. Scott Faison           (principal accounting officer)         March 27, 1998


/s/ STEVEN M. RALES       Director                               March 27, 1998
Steven M. Rales


/s/ MITCHELL P. RALES     Director                               March 27, 1998
Mitchell P. Rales


/s/ NEIL D. COHEN         Director                               March 27, 1998
Neil D. Cohen


/s/ K. DAVID BOYER, JR.   Director                               March 27, 1998
K. David Boyer, Jr.



Imo Industries Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands except per share amounts)





                                      Post-Acquisition Pre-Acquisition
                                           August      January 1,
                                          29, 1997 to   1997 to  Year Ended December 31,
                                          December       August    -------------------
                                           31, 1997     28, 1997      1996*     1995*
-------------------------------------------------------------------------------------
Net Sales                                   $106,711     $210,151 $309,511  $297,114
Cost of products sold                         76,597      145,276  220,589   212,787
-------------------------------------------------------------------------------------

Gross Profit                                  30,114       64,875   88,922    84,327

Selling, general and administrative expenses  21,411       46,724   62,514    60,457
Research and development expenses              1,913        3,636    4,455     3,930
Unusual items                                  5,000       26,344   17,440     8,124
-------------------------------------------------------------------------------------

Income (Loss) From Operations                  1,790      (11,829)   4,513    11,816

Interest expense                               8,069       18,190   25,981    22,648
Interest income                                 (622)        (921)  (1,450)   (2,169)
Other (income) expense                          (336)         513      355      (370)
Equity in loss (income) of unconsolidated
 companies                                       133          386       32      (302)
-------------------------------------------------------------------------------------

Income (Loss) From Continuing Operations
Before Income Taxes and Extraordinary Item    (5,454)     (29,997) (20,405)   (7,991)

Income taxes (benefit):
          Current                                235        1,254    2,663     1,831
          Deferred                               ---          ---   10,000   (17,000)
-------------------------------------------------------------------------------------
     Total Income Taxes (Benefit)                235        1,254   12,663   (15,169)
-------------------------------------------------------------------------------------

Income (Loss) From Continuing Operations
Before Extraordinary Item                     (5,689)     (31,251) (33,068)    7,178

Discontinued operations:
  Income (loss) from operations (net of
   income tax expense of  $77, $664, $1,037
   and $1,256)                                (3,753)       2,372   (8,705)    5,351
  Estimated (loss) gain on disposal (net
   of income taxes of $5.2 million in 1995)   (8,430)         ---   (8,142)   21,625

-------------------------------------------------------------------------------------
Total Income (Loss) from
  Discontinued Operations                    (12,183)       2,372  (16,847)   26,976
-------------------------------------------------------------------------------------

Extraordinary Item - Loss on
  Extinguishment of Debt                      (3,348)         ---   (8,455)   (4,444)

-------------------------------------------------------------------------------------
Net Income (Loss)                          $ (21,220)   $ (28,879)$(58,370) $ 29,710
=====================================================================================

Earnings (loss) per share, basic and diluted:
  Continuing operations before
   extraordinary item                        $  (.33)     $ (1.82) $ (1.93)   $  .42
  Discontinued operations                       (.71)         .14     (.99)     1.58
  Extraordinary item                            (.20)         ---     (.49)     (.26)
-------------------------------------------------------------------------------------
          Net income (loss)                  $ (1.24)     $ (1.68) $ (3.41)   $ 1.74
-------------------------------------------------------------------------------------


Weighted average number of shares         17,127,859  17,126,192 17,100,359 17,048,622
 outstanding
=====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.
*Restated to conform to 1997 presentation.

                                      F-1


Imo Industries Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except par value)

December 31,                                      1997     1996*
-----------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                     $  3,528  $  1,419
Trade accounts and notes receivable, less
  allowance of $1,435 in 1997
  and $1,346 in 1996                            53,732    47,088
Inventories-net                                 64,888    68,465
Deferred income taxes                           10,088     9,165
Net assets of discontinued operations - current    ---    11,749
Prepaid expenses and other current assets        7,568     2,992
-----------------------------------------------------------------
Total Current Assets                           139,804   140,878
-----------------------------------------------------------------
Property, Plant and Equipment
Land                                             5,351     7,757
Buildings and improvements                      22,526    34,068
Machinery and equipment                         36,734    94,146
-----------------------------------------------------------------
                                                64,611   135,971
Less allowances for depreciation and
amortization                                   (3,202)   (69,225)
------------------------------------------------------------------
Net Property, Plant and Equipment               61,409    66,746
Intangible Assets, Principally Goodwill        233,054    58,670
Investments in and Advances to
  Unconsolidated Companies                       4,780     5,704
Net Assets of Discontinued Operations -
  Noncurrent                                    14,927    36,927
Other Assets                                     9,326    21,997
-----------------------------------------------------------------
Total Assets                                 $ 463,300 $ 330,922
=================================================================
Liabilities and Shareholders' Equity
Current Liabilities
Notes payable                                $  28,238 $  21,998
Trade accounts payable                          22,750    18,765
Accrued expenses and other liabilities          53,744    28,379
Accrued costs related to discontinued
  operations                                     4,392     8,586
Income taxes payable                             5,929     7,359
Current portion of long-term debt                6,082    11,666
-----------------------------------------------------------------
Total Current Liabilities                      121,135    96,753
-----------------------------------------------------------------
Long-Term Debt                                 192,319   245,007
Deferred Income Taxes                            5,034     3,890
Accrued Postretirement Benefits - Long-Term     17,092    17,418
Accrued Pension Expense and Other Liabilities   37,473    24,241
-----------------------------------------------------------------
Total Liabilities                              373,053   387,309
-----------------------------------------------------------------
Shareholders' Equity (Deficit)
Preferred stock:  $1.00 par value;
 authorized and unissued 5,000,000 shares          ---       ---
Common stock:  $1.00 par value; authorized
 25,000,000 shares; issued 17,127,859 in 1997
 and 18,796,897 in 1996                         17,128    18,797
Additional paid-in capital                     106,805    80,466
Retained earnings (deficit)                    (33,016) (134,962)
Cumulative foreign currency translation
  adjustments                                     (670)      554
Minimum pension liability adjustment               ---    (2,503)
Unearned compensation                              ---      (719)
Treasury stock at cost - 1,672,788 shares in 1996  ---   (18,020)
------------------------------------------------------------------
Total Shareholders' Equity (Deficit)            90,247   (56,387)
------------------------------------------------------------------
Total Liabilities and Shareholders' Equity
(Deficit)                                    $ 463,300 $ 330,922
==================================================================

The accompanying notes are an integral part of these consolidated financial statements.
* Restated to conform to 1997 presentation.

                                      F-2



Imo Industries Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)



                                       Post-Acquisition Pre-Acquisition
                                          August        January
                                          29, 1997 to   1, 1997 to  Year Ended December 31,
                                          December      August      -------------------
                                          31, 1997      28, 1997      1996*       1995*
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                          $ (21,220)  $ (28,879) $ (58,370)  $ 29,710

Adjustments to reconcile net income
(loss) to net cash used by continuing operations:
     Discontinued operations                  12,183      (2,372)    16,847     (5,351)
     Depreciation                              3,674       6,747     10,123     10,287
     Amortization                              2,007       1,867      3,275      3,095
     Provision (benefit) for deferred
      income taxes                               ---         ---     10,000    (17,000)
     Extraordinary item                        3,348         ---      8,455      4,444
     Gain on sale of segment                     ---         ---        ---    (21,625)
     Unusual items                             5,000      26,344     17,440      8,124
     Other                                       369         750      1,592         94

Other changes in operating assets and liabilities:
     (Increase) decrease in accounts and
       notes receivable                       (6,467)      1,730     (5,440)       566
     Decrease (increase) in inventories        1,759      (1,930)     4,300     (6,253)
     Decrease in accounts payable and accrued
      expenses                               (17,028)     (9,794)   (16,009)   (14,078)
     Other operating assets and liabilities   (1,608)     (3,855)     3,038     (3,338)
--------------------------------------------------------------------------------------
 Net cash used by continuing operations      (17,983)     (9,392)    (4,749)   (11,325)
 Net cash used by discontinued operations     (1,342)     (1,377)   (10,353)   (20,008)
--------------------------------------------------------------------------------------

Net Cash Used by Operating Activities        (19,325)    (10,769)   (15,102)   (31,333)
--------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net proceeds from sale of businesses and
 sales of property, plant and equipment       88,024      25,235     12,570    174,920
Purchases of property, plant and equipment    (3,740)     (4,555)   (10,032)   (13,155)
Acquisitions, net of cash acquired               ---         ---     (7,218)    (5,247)
Net investing activities of discontinued
 operations                                   (5,104)     (3,692)    (8,072)   (10,858)
Other                                           (497)        141         63       (133)
--------------------------------------------------------------------------------------

Net Cash  Provided by (Used by)
 Investing Activities                         78,683      17,129    (12,689)   145,527
--------------------------------------------------------------------------------------
FINANCING ACTIVITIES
(Decrease) increase in notes payable         (15,900)     18,786      6,159     23,607
Proceeds from long-term borrowings           129,270         119    266,895      5,257
Principal payments on long-term debt        (164,719)    (25,792)  (233,350)  (166,196)
Payment of debt financing costs               (5,368)       (384)   (14,660)      (401)
Proceeds from stock options exercised            ---         ---        ---        535
Other                                            281        (102)        89         59
-------------------------------------------------------------------------------------

Net Cash (Used by) Provided by Financing
  Activities                                 (56,436)     (7,373)    25,133   (137,139)
-------------------------------------------------------------------------------------
Effect of exchange rate changes on cash          453        (253)        80        222
-------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash
  Equivalents                                  3,375      (1,266)    (2,578)   (22,723)
Cash and cash equivalents at beginning
  of the period                                  153       1,419      3,997     26,720
=====================================================================================
Cash and Cash Equivalents at End of the
  Period                                     $ 3,528      $  153    $ 1,419   $  3,997
=====================================================================================
Supplemental disclosures of cash flow information:
     Cash paid during the period for:

       Interest                             $ 13,344     $ 19,564   $ 36,664   $ 39,519
       Income taxes                         $  1,263     $  2,006   $  4,798   $  6,341

The accompanying notes are an integral part of these consolidated financial statements.
*Restated to conform to 1997 presentation.

                                      F-3




Imo Industries Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Dollars in thousands)

                                                 Cumulative
                                                 Foreign     Minimum
                              AdditionalRetained Currency    Pension     Unearned
                       Common  Paid-in  Earnings Translation Liability   Compen  Treasury
                        Stock  Capital  (Deficit)Adjustment  Adjustment  sation  Stock    Total
-------------------------------------------------------------------------------------------------
Balance at
  January 1, 1995  *  $18,680  $79,789 $(106,302) $ (1,549) $  (853)   $  --- $(18,020) $(28,255)
Net income                ---      ---    29,710       ---      ---       ---      ---    29,710
Foreign currency
 translation adjustments  ---      ---       ---     2,586      ---       ---      ---     2,586
Minimum pension
 liability adjustment     ---      ---       ---       ---     (948)      ---      ---      (948)
Shares issued under
 stock option plan         73      462       ---       ---      ---       ---      ---       535
Restricted shares
 issued under the equity
 incentive plans            3       24       ---       ---      ---       ---      ---        27
------------------------------------------------------------------------------------------------
Balance at
  December 31, 1995 *  18,756   80,275   (76,592)    1,037   (1,801)      ---  (18,020)    3,655
Net income (loss)         ---      ---   (58,370)      ---      ---       ---      ---   (58,370)
Foreign currency
 translation adjustments  ---      ---       ---      (483)     ---       ---      ---      (483)
Minimum pension
 liability adjustment     ---      ---       ---       ---     (702)      ---      ---      (702)
Restricted shares
 issued under the equity
 incentive plans           41      191       ---       ---      ---      (166)     ---        66
Other                     ---      ---       ---       ---      ---      (553)     ---      (553)
-------------------------------------------------------------------------------------------------
Balance at
  December 31, 1996 *  18,797   80,466  (134,962)      554   (2,503)     (719) (18,020)  (56,387)
Net income (loss)         ---      ---   (28,879)      ---      ---       ---      ---   (28,879)
Foreign currency
 translation adjustments  ---      ---       ---    (3,346)     ---       ---      ---    (3,346)
Restricted shares
 issued under the equity
 incentive plans            4       11       ---       ---      ---        48      ---        63
------------------------------------------------------------------------------------------------
Pre-Acquisition
  Balance at
  August 28, 1997      18,801   80,477  (163,841)   (2,792)  (2,503)     (671) (18,020)  (88,549)
------------------------------------------------------------------------------------------------
Adjustment to new cost
  basis of  II Acquisition
  Corp. on August
  29, 1997             (1,673)  26,328   152,045     2,792    2,503       671   18,020   200,686
------------------------------------------------------------------------------------------------
Post-Acquisition--
  Balance at August
  29, 1997             17,128  106,805   (11,796)     ---       ---       ---      ---   112,137
Net income (loss)         ---      ---   (21,220)     ---       ---       ---      ---   (21,220)
Foreign currency
  translation adjustments ---      ---       ---     (670)      ---       ---      ---      (670)
------------------------------------------------------------------------------------------------
Balance at
  December 31, 1997   $17,128 $106,805  $(33,016)   $(670)   $  ---     $ ---   $  ---  $ 90,247
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.
* Restated to conform to current year presentation.

                                      F-4



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

Depreciation and Amortization: Depreciation and amortization of plant and equipment are computed principally by the straight-line method based on the estimated useful lives of the assets as follows: buildings, 10 to 40 years and machinery and equipment, 3 to 15 years.

Earnings Per Share: At December 31, 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share. Basic and diluted net income (loss) per share for 1997, 1996 and 1995 is calculated based on the actual weighted average shares outstanding. For 1997 and 1996, outstanding stock options and warrants are not considered as their effect is antidulutive. In 1995, after the inclusion of 75,453 incremental shares from dilutive stock options, the diluted earnings per share is the same as basic earnings per share, due to rounding.

Impact of Recently Issued Accounting Standards: In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The impact on the Company's financial statements compared to information presently available is not expected to be significant. Also in June 1997, the FASB issued Statement No. 131,
"Disclosures about Segments of an Enterprise and Related Information," which requires public companies to report financial and descriptive information about operating segments. The statement intends to align reportable segments and certain disclosures with how the operations are managed internally. The impact of this statement on the Company's disclosure is not expected to be significant. In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which adds disclosure requirements on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. These statements will be adopted by the Company in fiscal year 1998.

Intangible Assets: Goodwill of companies acquired is being amortized on the straight-line basis over 40 years. The carrying value of goodwill is reviewed when indicators of impairment are present, by evaluating future cash flows of the associated operations to determine if impairment exists. Goodwill related to continuing operations at December 31, 1997 and 1996 was $226 million and $48.2 million, respectively, net of respective accumulated amortization of $1.8 million and $12.3 million. Patents are amortized over the shorter of their legal or estimated useful lives.

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

Restatements: The Consolidated Financial Statements and the notes thereto, have been restated to reflect the Company's Roltra-Morse and Instrumentation business segments in discontinued operations. Certain prior year amounts have been reclassified to conform to the current year presentation.


Note 2  Acquisition By II Acquisition Corp.

On August 28, 1997, II Acquisition Corp. ("Acquisition Corp.") acquired approximately 93% of the Company's outstanding shares of common stock pursuant to its tender offer for all outstanding shares of the common stock of the Company (the "Acquisition"). The consideration paid was $7.05 per share of common stock or $112.1 million in total. The Acquisition has been accounted for under the purchase method. The purchase price was allocated based on the estimated fair values at the date of acquisition and resulted in an excess of purchase price over assets acquired, liabilities assumed, and additional purchase liabilities recorded, for continuing operations of $228 million, which is being amortized on a straight-line basis over 40 years. The purchase price allocation has been completed on a preliminary basis, and as a result, adjustments to the carrying value of assets and liabilities may occur.

Additional purchase liabilities recorded included approximately $18.6 million for severance and related costs, and consolidation of certain acquired facilities. At December 31, 1997, approximately $10.5 million of these costs remained on the balance sheet. The Company expects to complete its termination of employees and consolidation of facilities in 1998. See Note 4 for additional discussion of the 1997 cost reduction program.

The historical financial information presented in the Consolidated Statements of Income reflect the results of the pre-Acquisition period from January 1, 1997 to August 28, 1997 and the post-Acquisition period from August 29, 1997 to December 31, 1997, and the years ended December 31, 1996 and 1995. Due to the application of the purchase method of accounting for the Acquisition, the pre-Acquisition period is not comparative to the post-Acquisition period.

The unaudited pro forma information for the periods set forth below give effect to the Acquisition, the refinancing of the Company's domestic senior debt (See
Note 9) and the sale of the Instrumentation business segment (See Note 3) as if they had occurred on January 1, 1997 and January 1, 1996, respectively. The pro forma results include additional expense related to the amortization of the increased goodwill, and the reduction in interest expense resulting from the refinancing of the domestic senior debt and repayments with the net proceeds from the sale of Instrumentation. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the periods presented.


Year Ended December 31                            1997           1996
(Dollars in  thousands, except per share amounts)     (Unaudited)
-------------------------------------------------------------------------

Net Sales                                        $ 316,862     $ 309,511
Net Income (Loss) from Continuing Operations
   before Extraordinary Item                     $ (35,595)    $ (31,604)

Earnings (Loss) Per Share, Basic and Diluted:
   Continuing Operations before
   Extraordinary Item                               $(2.08)       $(1.85)
-------------------------------------------------------------------------


In conjunction with the Acquisition, the Company recorded a third quarter 1997 charge of $15.8 million including a $10 million contract fee paid to United Dominion Industries (`UDI") as a result of the termination of a merger agreement between UDI and the Company, $3.4 million of commissions, advisory and legal fees, and $2.4 million of employee retention bonuses (See Note 7).

The Acquisition reduced the number of shares traded publicly and reduced the number of holders of shares. On March 16, 1998, the Company received a letter dated March 9, 1998, from the New York Stock Exchange, Inc. ("NYSE") indicating the NYSE's determination that the Company has fallen below certain continued listing criteria, and that the NYSE was carefully considering the appropriateness of the continued listing of the Company's common stock. The Company is preparing a response to the NYSE taking the position that the NYSE should maintain the listing of the Company's common stock. The Company seeks to persuade the NYSE to continue such listing, but there can be no assurance that the NYSE will not attempt to delist the Company's common stock. Even if the NYSE maintains such listing for now, the Company's common stock may, at some future time, no longer meet the requirements for the NYSE for continued listing and may be delisted from the NYSE and deregistered under the provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A decision by the NYSE to delist the Company's common stock or deregistration under the Exchange Act could adversely affect the liquidity and market value of the remaining shares held by the public.


Note 3  Discontinued Operations

In August 1997 and in February 1998, the Company announced that the Board of Directors had approved plans to sell its Instrumentation and Roltra-Morse businesses, respectively. In 1995, the Company sold its Turbomachinery and most of its Electro-Optical Systems businesses, which sales were approved by the Board of Directors in August 1994 and in January 1994, respectively. In accordance with APB Opinion No. 30, the disposals of these business segments have been accounted for as discontinued operations and, accordingly, their operating results have been segregated and reported as Discontinued Operations in the accompanying Consolidated Statements of Income.

Discontinued operations include management's best estimates of amounts expected to be realized at the time of disposal. The amounts the Company will ultimately realize could differ materially in the near term from the amounts used to determine the gain or loss on disposal of the discontinued operations.

Roltra-Morse
On February 27, 1998, the Company completed the sale of its Roltra-Morse business to Magna International Inc. for cash proceeds of $30.7 million, subject to final adjustment. Roltra-Morse retained $18.4 million of its debt. The sale price approximated the recorded net book value of the business. Net proceeds were used to reduce domestic senior debt. See Note 9 for further information regarding the use of the proceeds. This transaction will be reflected in the Company's financial statements in the first quarter of 1998.

Instrumentation
On August 29, 1997, the Company completed the sale of its Instrumentation business segment to Danaher Corporation for approximately $85 million, which approximated its net book value after the Acquisition. The majority shareholders of the Company are also substantial shareholders of Danaher Corporation. The purchase price was determined on the basis of arms length negotiations between the Company and Danaher Corporation. A portion of the proceeds was used to reduce domestic senior debt by $68.1 million.

Electro-Optical Systems
On April 28, 1997, the Company completed the sale of the Varo Electronic Systems division to a small defense contractor for $12 million, which was used to reduce senior domestic debt. The sale of this business completed the disposal of the Electro-Optical Systems business. On January 3, 1995, the Company completed the sale of its Baird Analytical Instruments Division to Thermo Instruments Systems Inc. for approximately $12.3 million, which was used to repay a portion of the Company's domestic senior debt outstanding under a previous credit facility. On June 2, 1995, the Company completed the sale of the Optical Systems and Ni-Tec divisions of Varo Inc. and the Optical Systems division of Baird Corporation, which represented the major part of its Electro-Optical Systems business, to Litton Industries for approximately book value. The proceeds were used to reduce amounts outstanding under its previous credit facility by $8 million and to redeem $40 million of the Company's then outstanding 12.25% senior subordinated debentures.

The Company retained certain liabilities related to the Electro-Optical Systems business of approximately $24 million. At December 31, 1993, the Company provided for estimated losses on disposal of this segment in the amount of $168 million, which included a provision for anticipated operating losses prior to disposal. During 1995, the Company recognized an additional $13.3 million loss on disposal. The additional loss included $6.8 million related to the resolution of contingencies associated with the sale of the business and charges of $6.5 million recorded primarily to write down remaining non-operating real estate to net realizable value. During 1996, the Company recorded an additional $5.2 million loss on disposal ($.8 million in the fourth quarter), which related to changes in estimates on legal and other reserve requirements associated with retained liabilities of this business. In the third quarter of 1997, the Company recorded an additional $3.4 million loss on disposal related to changes in estimates on certain reserve requirements associated with the retained liabilities of this business.

Turbomachinery
On January 17, 1995, the Company completed the sale of its Delaval Turbine and TurboCare divisions and its 50% interest in Delaval-Stork, to Mannesmann Demag. The final purchase price was $119 million, of which $109 million was received at closing, with the remainder earning interest to the Company and to be received at specified future contract dates subject to adjustment as provided in the agreement. It is management's expectation that there will be no further adjustment to the purchase price. A portion of the proceeds was used by the Company to pay off its domestic senior debt and $40 million of its then outstanding 12.25% senior subordinated debentures.

The Company retained certain liabilities related to the Turbomachinery business of approximately $33 million. As a result of the sale of this business in 1995, the Company recognized an estimated gain on disposal of $35 million, net of income taxes of $5.2 million. During 1996 and 1997, the Company recorded additional losses on disposal of $2.9 million and $5 million, respectively. The additional losses included charges related to changes in estimates on legal and other reserve requirements associated with retained liabilities of this business.

The Company reviews quarterly the assumptions used in determining the estimated gain or loss from discontinued operations and the adequacy of the recorded liabilities. Management believes that the recorded amount of estimated liabilities related to the Discontinued Operations at December 31, 1997 is adequate, however, the amounts estimated may differ from actual results.

Net assets and liabilities of the Discontinued Operations consist of the following:



December 31 (Dollars in thousands)                  1997       1996
--------------------------------------------------------------------

     Current Assets:
          Cash                                  $    843   $  3,125
          Receivables                             13,799     33,816
          Inventories                             12,357     33,705
          Other current assets                     5,083      6,762
--------------------------------------------------------------------
                                                  32,082     77,408
--------------------------------------------------------------------
     Current Liabilities:
          Notes payable                           15,694     21,340
          Trade accounts payable                  22,043     25,690
          Other current liabilities                6,522     18,629
--------------------------------------------------------------------
                                                  44,259     65,659
--------------------------------------------------------------------

     Net Current Assets (Liabilities)            (12,177)    11,749
--------------------------------------------------------------------

     Long-term Assets:
          Property                                21,758     35,053
          Other long-term assets                  14,220     21,490
--------------------------------------------------------------------
                                                  35,978     56,543
--------------------------------------------------------------------

     Long-term Liabilities                         8,874     19,616
--------------------------------------------------------------------

     Net Long-term Assets                         27,104     36,927
--------------------------------------------------------------------

     Net Assets                                $  14,927  $  48,676
====================================================================

Net assets related to the Roltra-Morse and Turbomachinery businesses are $15.5 million and $.1 million, and $11.3 million and $.5 million as of December 31, 1997 and 1996, respectively. Net assets related to the Instrumentation business are $22.5 million as of December 31, 1996. The Electro-Optical Systems business contributed $.7 million of net liabilities and $14.4 million of net assets as of December 31, 1997 and 1996, respectively.

Total long-term debt of the Discontinued Operations amounted to $6 million and $11.7 million as of December 31, 1997 and 1996, respectively. Of these amounts, $1.2 million and $3.4 million represent the current portions of long-term debt as of December 31, 1997 and 1996, respectively.

A condensed summary of operations for the Discontinued Operations is as follows:


                         Post-Acquisition Pre-Acquisition
                             August 29,      January 1,
                              1997 to        1997 to
 Year Ended December 31     December 31,     August 28,
(Dollars in thousands)          1997            1997       1996     1995
------------------------------------------------------------------------
    Net Sales                   $30,257       $117,730 $181,948 $235,452
------------------------------------------------------------------------

    Income (loss) from
     operations before income
     taxes and minority
     interest                    (3,736)         3,025   (7,963)   5,882
------------------------------------------------------------------------

    Income taxes                     77            664    1,037    1,256
    Minority interest               (60)           (11)    (295)    (725)
------------------------------------------------------------------------

    Income (loss) from
     operations               $  (3,753)       $ 2,372 $ (8,705) $ 5,351
========================================================================

The income (loss) from operations of the Discontinued Operations for 1997, 1996 and 1995 includes allocated interest expense of $2.7 million ($2.4 million - pre-Acquisition), $4.5 million, and $10.3 million, respectively. Allocated interest expense includes interest on debt of the Discontinued Operations to be assumed by the buyers of these operations, and an allocation of corporate interest expense to the Discontinued Operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus consolidated debt.

Roltra-Morse
The Roltra-Morse business had operating losses of $6.7 million and $13.8 million for 1997 and 1996, respectively, and operating income of $.5 million in 1995.

The 1997 operating loss included an unusual charge of $.7 million (pre-Acquisition) due to fees incurred related to the previously failed attempt to sell the Roltra-Morse business. The operating loss in 1996 included unusual charges of $6.2 million consisting of restructuring measures taken to reduce operating expenses and goodwill write-offs. Included in the 1995 operating income was an unusual charge of $1.2 million related to the shutdown of a plant in southern Italy and the related loss on the sale of that building.

Instrumentation
The Instrumentation business had income from operations of $5.3 million, $5.1 million and $4.9 million for 1997, 1996 and 1995, respectively.

Operating income in both 1996 and 1995 included unusual charges of $.9 million related to restructuring of operations in Europe.

Electro-Optical Systems
The Electro-Optical Systems business had income from operations of $.8 million and $.4 million for 1997 and 1996, respectively. The income in 1997 and 1996 offset increases in estimated reserve requirements in those respective periods. The 1995 loss of $1 million, including allocated interest, was charged against the reserve for anticipated losses previously established by the Company.


Note 4 Restructuring Plans

Asset Sales
The Company divested its Turbomachinery and substantially all of its Electro-Optical Systems businesses in 1995. The Company used the proceeds, net of related expenses, to repay domestic senior debt in the amount of $89.7 million and to redeem $80 million of its then outstanding 12.25% senior subordinated debentures. During 1996, the Company completed the sales of five of its non-operating real estate holdings for net proceeds of $8.6 million. The proceeds were used to repay the Company's domestic senior debt.

On April 28, 1997 the Company completed the sale of its Varo Electronic Systems division, the remaining portion of its former Electro-Optical Systems business. Proceeds of $12 million were used to reduce senior domestic debt under its previous credit agreement.

On August 29, 1997 the Company completed the sale of its Instrumentation business segment to Danaher Corporation for proceeds of $85 million. The Company used a portion of the proceeds to reduce domestic senior debt by $68.1 million.

On December 31, 1997, the Company sold certain assets of its Delroyd business unit to Nuttall Gear LLC for $2.3 million in cash. Also on December 31, 1997, the Company acquired certain assets of the Centric Clutch business unit of Ameridrives International, L.P. for $1.3 million in cash. Nuttall Gear LLC and
Ameridrives International, L.P. are subsidiaries of American Enterprise MPT Corporation. Steven M. Rales and Mitchell P. Rales collectively own 76% of American Enterprise MPT Corporation. Messrs. Rales and Rales are directors and beneficial owners of 92.8% of the Company. The transactions were negotiated on an arms length basis, and were based on the valuations of independent appraisers.

In 1997, the Company completed the sales of certain of its non-operating real estate for total proceeds of $14.1 million. Net proceeds were used to repay domestic senior debt.

On February 27, 1998, the Company sold its Roltra-Morse business segment to Magna International for cash subject to final adjustment. The sale resulted in a cash transfer to the Company of $30.7 million. Net proceeds have been used by the Company to reduce domestic senior debt.

Cost Reduction Programs
1997 Program
In connection with the Acquisition, the Company implemented a cost reduction program. The cost of this program is estimated to be $18.6 million and was accrued for in accordance with the purchase method of accounting. It is comprised of $10.5 million related to severance and termination benefits as a result of headcount reductions at the Company's corporate headquarters. In addition, $1.7 million, $1.2 million, and $5.2 million of costs are estimated for the Company's Power Transmission, Pumps, and Morse Controls segments, respectively, related to severance and termination benefits resulting from headcount reductions and the consolidation of certain manufacturing facilities.

The 1997 cost reduction program reduced expenses by approximately $3 million in the 1997 period subsequent to the Acquisition and is expected to reduce expenses by approximately $19.5 million in 1998 and $20.6 million annually thereafter. The program includes a reduction of 237 employees, or 10.3% of the total number of Company employees in continuing operations at the date of the Acquisition. The required cash outlay related to this program was $8.1 million in 1997 and the expected cash requirements during 1998 are $10.5 million.

1996 Program
The fourth quarter of 1996 includes a charge of $.3 million to continuing operations for restructuring measures taken at the Company's Morse Germany operation.

1995 Program
In the fourth quarter of 1995, the Company recorded a charge to continuing operations of $3.1 million, including severance and other expenses related to a company-wide program to reduce general and administrative costs. This program included a reduction of 56 employees, or 2.4% of the total number of Company employees in continuing operations at the end of 1995, including a reduction of the corporate headquarters staff by 20%. The program reduced general and administrative expenses by approximately $2.7 million and $3.2 million in 1996 and 1997, respectively, and is expected to reduce general and administrative expenses from the 1995 level by approximately $4.1 million in 1998 and annually thereafter. The required cash outlays related to this program were $.4 million, $2.4 million, and $.3 million in 1995, 1996 and 1997 respectively.


Note 5 Inventories

Inventories are summarized as follows:

December 31 (Dollars in thousands)                1997              1996
-------------------------------------------------------------------------

Finished products                             $ 18,823          $ 23,537
Work in process                                 23,218            25,828
Materials and supplies                          23,481            21,810
-------------------------------------------------------------------------
                                                65,522            71,175
Less customers' progress payments                  634             2,710
-------------------------------------------------------------------------

                                              $ 64,888          $ 68,465
=========================================================================


Note 6  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31 (Dollars in thousands)                1997              1996
-------------------------------------------------------------------------

Accrued product warranty costs               $   1,844         $   2,007
Accrued litigation and claims costs             16,683             2,132
Payroll and related items                       11,836            12,109
Accrued interest payable                         3,126             3,641
Accrued restructuring costs                     11,970               445
Accrued divestiture costs                        1,835             2,460
Other                                            6,450             5,585
-------------------------------------------------------------------------

                                              $ 53,744          $ 28,379
=========================================================================


Note 7  Unusual Items

1997
During the year ended December 31, 1997, the Company recorded unusual charges of $31.3 million ($1.83 per share) in income from continuing operations. The first eight months of 1997 included an unusual charge of $10.5 million relating to the judgment against the Company in favor of International Insurance Company ("International"), awarding International $11.2 million, plus interest from March 1995. The Company recorded a charge to income in the first quarter of 1997 of $12.9 million as an unusual item, which represented the amount of the judgment plus interest to date. On July 15, 1997, the Company agreed to settle with International by dropping an appeal and paid a reduced amount on July 30, 1997 in complete settlement of all outstanding amounts. As a result of the settlement, the Company recorded a favorable adjustment of $2.4 million as an unusual item in the second quarter of 1997.

In addition, the Company recorded unusual charges of $20.8 million in the third quarter of 1997. Of these charges, $15.8 million related to the sale of the Company and represented indirect and general expenses incurred by the Company in connection with the sale process which were paid in 1997, and $5 million related to an additional legal provision concerning certain litigation matters.

1996
During the fourth quarter of 1996, the Company recognized unusual charges of $17.4 million ($1.02 per share) in income from continuing operations. These charges include $.3 million related to the restructuring and cost reduction programs within the Company's operating units, and $17.1 million related to the write-down of certain businesses being held for sale and certain non-operating real estate being held for sale to net realizable value.

1995
During the fourth quarter of 1995, the Company recognized unusual charges of $8.1 million ($.48 per share) in income from continuing operations. These charges include $3.1 million in severance benefits and other expenses related to a Company-wide program to reduce general and administrative costs (See Note 4) and $5 million related to the write-down of certain non-operating real estate to net realizable value.



Note 8  Income Taxes

The components of income tax expense (benefit) from continuing operations are:


                       Post-Acquisition Pre-Acquisition
                           August 29,    January 1,
                             1997          1997
Year  Ended  December 31  to December    to August
(Dollars in thousands)     31, 1997      28, 1997     1996       1995
----------------------------------------------------------------------

Current:
     Federal               $   ---       $   ---   $   ---    $   ---
     Foreign                    94           994     2,386      1,528
     State                     141           260       277        303
----------------------------------------------------------------------
                               235         1,254     2,663      1,831
----------------------------------------------------------------------

Deferred:
     Federal                   ---           ---    10,000    (17,000)
     Foreign and State         ---           ---       ---        ---
-----------------------------------------------------------------------
                               ---           ---    10,000    (17,000)
-----------------------------------------------------------------------

                            $  235        $1,254   $12,663   $(15,169)
=======================================================================

Income tax expense for 1997, 1996 and 1995 from discontinued operations was $.7 million, $1 million and $1.3 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

December 31
(Dollars in thousands)              1997                1996
---------------------------------------------------------------------
                            Current   Long-term  Current  Long-term
---------------------------------------------------------------------
Deferred tax assets:
 Postretirement benefit
  obligation                 $   595    $  5,809   $  595  $   6,367
 Expenses not currently
  deductible                  28,911       7,280   21,516      7,185
 Net operating loss carryover    ---      35,436      ---     37,269
 Tax credit carryover            ---       2,783      ---      2,133
---------------------------------------------------------------------
Total deferred tax assets     29,506      51,308   22,111     52,954
Valuation allowance for
 deferred tax assets         (19,418)   (33,839)  (12,946)   (31,119)
---------------------------------------------------------------------

Net deferred tax assets       10,088      17,469    9,165     21,835
---------------------------------------------------------------------
Deferred tax liabilities:
 Tax over book depreciation      ---      15,271      ---     18,289
 Other                           ---       7,232      ---      7,436
---------------------------------------------------------------------
Total deferred tax liabilities   ---      22,503      ---     25,725
=====================================================================
Net deferred tax assets
 (liabilities)              $ 10,088     $(5,034)  $9,165   $ (3,890)
=====================================================================

At December 31, 1997, unremitted earnings of foreign subsidiaries were approximately $21.4 million. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. The amount of foreign withholding taxes that would be payable upon remittance of those earnings is approximately $.9 million.

The components of income (loss) from continuing operations before income taxes and extraordinary item:

                     Post-Acquisition Pre-Acquisition
                         August 29,     January 1,
                            1997           1997
Year Ended December 31  to December     to August
(Dollars in thousands)    31, 1997       28, 1997      1996      1995
----------------------------------------------------------------------
United States               $(7,612)     $(29,023) $(22,663) $(14,722)
Foreign                       2,158          (974)    2,258     6,731
======================================================================

                            $(5,454)     $(29,997) $(20,405)  $(7,991)
======================================================================

U.S. income tax expense (benefit) at the statutory tax rate is reconciled below to the overall U.S. and foreign income tax expense (benefit).

                         Post-Acquisition Pre-Acquisition
                             August 29,     January 1,
                                1997          1997
 Year Ended December 31      to December     to August
(Dollars in thousands)        31, 1997       28, 1997       1996       1995
----------------------------------------------------------------------------

Tax at U.S. federal income
 tax rate                     $ (1,909)    $ (10,499)   $ (7,142)  $ (2,797)
State taxes, net of federal
 income tax effect                  92           169         188        197
Impact of foreign tax rates and
 credits                           228          (660)       (331)      (828)
Net U.S. tax on distributions of
 current foreign earnings          355           ---         755        586
Goodwill amortization and
 write-off                         458           222       4,276        643
Change in valuation reserve      1,720         7,472      12,390    (21,685)
Nondeductible foreign losses        89         1,017       1,914        ---
Other                             (798)        3,533         613      8,715
----------------------------------------------------------------------------
Income tax expense (benefit)   $   235     $   1,254   $  12,663  $ (15,169)
============================================================================

The Company has net operating loss carryforwards of approximately $101 million expiring in years 2002 through 2012, and minimum tax credits of approximately $2.8 million, which may be carried forward indefinitely. Included in the net operating loss carryforwards are foreign tax credits of approximately $7.4 million, expiring through 2001, which, for financial and tax reporting purposes, are reflected as deductible foreign taxes. These carryforwards are available to offset future federal taxable income, subject to the Section 382 limitations.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

In 1995, the Company reduced the valuation allowance applied against the net operating loss carryforwards by $17 million based upon reasonable and prudent tax planning strategies and future income projections including the planned sale of Roltra-Morse. As a result of withdrawing Roltra-Morse from potential sale in 1996, the Company recorded a provision of $10 million against deferred tax benefits previously recognized based on an anticipated gain on this sale. This reduced the deferred tax benefit to $5.3 million at December 31, 1996, to a level where management believes that it is more likely than not that the tax benefit will be realized. The total amount of future taxable income in the U.S. necessary to realize the asset is approximately $14.5 million. The Company will generate this income principally through the completed sale of Roltra-Morse in February 1998. Although the Company has a history of prior losses, these losses were primarily attributable to divested businesses and unusual items. The remaining valuation allowance is necessary due to the uncertainty of future income estimates.


Note 9  Notes Payable and Long-Term Debt

On August 29, 1997, the Company completed the refinancing of its domestic senior debt. Under terms of the refinancing, the Company entered into an agreement for $143 million in senior secured credit facilities with a group of lenders (the "New Credit Agreement"). Initial borrowings under the New Credit Agreement were approximately $127.1 million. Proceeds of the New Credit Agreement were used to refinance all obligations under the Company's previous credit agreement. The cost of the implementation of the New Credit Agreement will be amortized over its term.

The New Credit Agreement, which is secured by the assets of the Company's domestic operations and all or a portion of the stock of certain subsidiaries, provided for a five year, $70 million revolving credit facility (which includes a $30 million letter of credit sub-facility), and a $73 million term loan facility ("Term Loans") amortizing to August 29, 2002. Proceeds from the August 29, 1997 sale of the Instrumentation business were used to repay amounts on the revolving credit facility and Term Loans of $54.2 million and $13.9 million, respectively (See Note 3). At the same time, and in keeping with the terms of the New Credit Agreement, the $73 million term loan facility was reduced to $59 million, which reduced the total facility to $129 million.

On  February  27,  1998,  the  Company  completed  the sale of its  Roltra-Morse business to Magna International Inc. (See Note 3). This transaction will be reflected in the Company's financial statements in the first quarter of 1998. The net proceeds were used to reduce domestic senior debt by $30 million on February 27, 1998, including $8 million of the outstanding Term Loans. The sale of Roltra-Morse and use of the proceeds to reduce its domestic senior debt increased the availability under its revolving credit facility to purchase a portion of its 11.75% senior subordinated notes (the "Notes") on the open market. During the first quarter of 1998, the Company purchased, in the open market at a premium, a portion of its Notes in the face amount of $33.1 million. As a result of the early extinguishment of these Notes, and a portion of the term loan facility with the proceeds from the Roltra-Morse sale, an extraordinary charge of $5.6 million will be recognized in the first quarter of 1998.

Notes Payable
As of December 31, 1997, the Company had under the New Credit Agreement, borrowings of $25 million outstanding under the revolving credit facility, as well as $13.9 million of outstanding standby letters of credit. The Company's continuing operations had $8 million in foreign short-term credit facilities with amounts outstanding at December 31, 1997 of $1.9 million. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value. The weighted average interest rate on short-term notes payable was 8.03% and 8.35% at December 31, 1997 and December 31, 1996, respectively.


Long-Term Debt
Long-term debt of continuing operations consists of the following:

December 31 (Dollars in thousands)                1997         1996
--------------------------------------------------------------------

Term Loans                   (1) (2)        $   59,000      $   ---
Term Loan A, $1.25 million due quarterly
 July 31, 1996 to April 30, 2001                   ---       22,500
Term Loan B, $2.2 million due quarterly
 July 31, 1997 to April 30, 2001                   ---       28,122
Term Loan C, $.125 million due quarterly
 July 31, 1996 to April 30, 2001 and
 $5.3 million due quarterly July 31,
 2001 to April 30, 2003                            ---       44,750
Senior subordinated notes with interest
 at 11.75%, due May 1, 2006, net of
 unamortized discount of  $1.7 million
 in 1997 and $2.1 million in 1996              133,381      152,858
Other                                            6,020        8,443
--------------------------------------------------------------------
                                               198,401      256,673
Less current portion                             6,082       11,666
--------------------------------------------------------------------
                                              $192,319     $245,007
====================================================================

(1)Quarterly principal payments commencing May 29, 1998 are as follows: $1.475 million due quarterly May 29, 1998 to August 29, 1998; $2.2 million due quarterly November 29, 1998 to August 29, 1999; $2.58 million due quarterly November 29, 1999 to August 29, 2000; $3.69 million due quarterly November 29, 2000 to August 29, 2001; and $5.53 million due quarterly November 29, 2001 to August 29, 2002.
(2) These loans bear interest at prime plus 1.25%, or LIBOR plus 2.5%. The prime and LIBOR margins are a sliding scale based on the Company's total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and
   Amortization.)
-------------------------------------------------------------------

The aggregate annual maturities of long-term debt from continuing operations, in thousands, for the four years subsequent to 1998 are: 1999 - $9,690; 2000 - $11,770; 2001 - $17,018; and 2002 - $16,927.

Total debt of the Discontinued Operations, in thousands, amounted to $21,652 and $33,012 as of December 31, 1997 and 1996, respectively. Of these amounts, $4,797 and $8,295 represent the long-term portion.

The Term Loans have required mandatory prepayments under certain conditions such as from proceeds from asset sales, specified percentages of net proceeds of debt or equity issuances, and a percentage of excess cash flow. The mandatory prepayments will be applied to the Term Loans pro rata, and then to the repayment of the revolving credit facility. Mandatory prepayments applied to the Term Loans reduce the scheduled quarterly principal payments on a pro rata basis. The interest rates on the Term Loans are based on current market rates. Consequently, the carrying value of the Term Loans approximates fair value.

The Notes are not redeemable prior to May 1, 2001, except that, until May 1, 1999, the Company may redeem, at its option, up to an aggregate of $55 million of the principal amount of the Notes at 110% of their principal amount plus accrued interest with the net proceeds of one or more public equity offerings provided that at least $100 million of the principal amount of the Notes remains outstanding after each such redemption. On or after May 1, 2001, the Notes are redeemable at the option of the Company, in whole or in part, at 106% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on or after May 1, 2004. Interest is payable semi-annually on May 1 and November 1. On September 16, 1997, the Company offered to purchase all of the Notes at 101% of the principal amount, as required under the indenture governing the Notes as a result of the Acquisition. No Notes were tendered in the offer. On November 25, 1997, the Company purchased, through an open market transaction, Notes in the face amount of $19.9 million at a purchase price of 111.47 % of the principal amount. The fair value of the $135.1 million of these instruments outstanding at December 31, 1997, based on market bid prices, was $152.3 million.

The New Credit Agreement requires the Company to meet certain objectives with respect to financial ratios. The New Credit Agreement and the Notes contain provisions, which place certain limitations on dividend payments and outside borrowings. Under the most restrictive of such provisions, the New Credit Agreement requires the Company to maintain certain minimum interest coverage, fixed charge coverage and maximum permitted debt levels and prohibits dividends. The Company was in compliance with all of its covenants under the New Credit Agreement at December 31, 1997.

An extraordinary charge of $3.3 million ($.20 per share) was recorded in 1997. In the third quarter of 1997, a $.3 million extraordinary charge consisting of the write-off of deferred debt expense was recorded related to the repayment of a portion of the Term Loans under the New Credit Agreement with the proceeds from the sale of the Instrumentation business. An extraordinary charge of $3 million was recorded in the fourth quarter of 1997, as a result of the open market purchase of $19.9 million of the Notes in November 1997. This charge represents a cash outlay of $2.3 million incurred in connection with the early extinguishment of the debt as well as the write-off of previously deferred loan costs.

An extraordinary charge of $8.5 million ($.49 per share) was recorded in the second quarter of 1996, as a result of the April 1996 refinancing of the Company's domestic senior debt and its then outstanding 12% and 12.25% senior subordinated debentures. This charge represents cash outlays of $5.1 million incurred in connection with the early extinguishment of the debt as well as the write-off of previously deferred loan costs.

In connection with the early repayment and redemption of domestic senior debt and $80 million of the then outstanding 12.25% senior subordinated debentures in 1995, the Company recorded a $4.4 million ($.26 per share) charge as an extraordinary item. The charge consisted of the write-off of deferred debt expense associated with portions of the domestic senior debt repaid and the 12.25% senior subordinated debentures redeemed.


Note 10  Shareholders' Equity

Equity Incentive Plans

On August 29, 1997, the Board of Directors accelerated the exercisability and deemed exercised for cash all stock options outstanding under the Company's Equity Incentive Plan for Key Employees, the Equity Incentive Plan for Outside Directors, and the 1995 Equity Incentive Plan for Outside Directors, (collectively the "Plans"). The cash paid for outstanding stock options deemed exercised was based upon the greater of the excess of the tender offer price of Acquisition Corp. of $7.05 over the per share option exercise price and zero. The cash payment of outstanding options resulted in no options remaining outstanding as of August 29, 1997. In addition, on November 5, 1997, pursuant to resolution of the Board of Directors, the Plans were terminated effective August 29, 1997.

Stock options granted during 1997 under the Plans have been valued based upon the difference between the exercise price on the date of grant and Acquisition Corp.'s tender offer price of $7.05. The Company has followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock option plans, but has disclosed the supplemental information as required under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized other than for restricted stock awards.

Under the Company's Equity Incentive Plan for Key Employees, up to 3,050,000 shares of the Company's $1.00 par value common stock were issuable pursuant to the granting of stock options, stock appreciation rights, restricted stock awards and restricted unit awards to key employees. Options were granted at no less than 100 percent of the fair market value of the Company's common stock on the date of grant or on the prospective date fixed by the Board of Directors. None of these options were exercisable for at least a one-year period from the date of grant. After this waiting period, 25 percent of each option, on a cumulative basis, could be exercised in each of the following four years. Additionally, each option terminated no later than 10 years from the date of grant.

The Equity Incentive Plan for Key Employees permitted awards of restricted stock to key employees subject to a restricted period and a purchase price, if any, to be paid by the employee as determined by the committee administering the Equity Incentive Plan. The vesting of restricted stock awards was subject to a defined vesting period and to the Company's common stock achieving certain performance levels during such period. No grants of restricted stock were made in 1997 or 1995. Grants of 35,000 shares of restricted stock were made in 1996. All employees, who held vested restricted stock as August 29, 1997, were compensated for the stock in cash at the Acquisition Corp. tender offer price of $7.05. No restricted stock was outstanding as of December 31, 1997.

A summary of the Company's stock option activity under the Equity Incentive Plan for Key Employees and related information is as follows:

                              Weighted        Weighted       Weighted
                             -Average        -Average       -Average
Year Ended December 31        Exercise        Exercise       Exercise
(Shares in thousands)   1997  Price     1996  Price   1995   Price
--------------------------------------------------------------------
Options:
     Granted              15    $3.00    254   $4.08   250    $6.00
     Exercised          (455)   $4.77    ---     ---   (73)   $7.32
     Forfeited          (101)   $8.30   (292)  $8.12  (210)  $10.27
     Canceled           (885)   $8.44    ---     ---   ---      ---
Outstanding at end
  of year                ---     ---   1,426   $7.32 1,464    $8.02
Exercisable at end
  of year                ---     ---     718   $8.15   691    $8.24
Available for grant
  at end of year         ---             868           865
Weighted-average fair
  value of options granted
  during the year      $4.05           $2.50         $3.53
---------------------------------------------------------------------

At December 31, 1997, the Company had no options outstanding under the plan pursuant to the termination of the plan by the Board of Directors on November 5, 1997, effective August 29, 1997.

During 1988, the Company adopted the Equity Incentive Plan for Outside Directors. This plan provided for the granting of non-qualified stock options of up to 360,000 shares of the Company's common stock to directors of the Company who are not employees of the Company or any of its affiliates. Pursuant to this plan, options could be granted at no less than 100 percent of the fair market value of the Company's common stock on a date five business days after the option was granted and no option granted could be exercised during the first year after its grant. After this waiting period, 25 percent of each option, on a cumulative basis, could be exercised in each of the following four years. Each option terminated no later than 10 years from the date of grant. In February 1988, 320,000 stock options were granted at $16.19 per share. In December 1990, 40,000 stock options were granted at $10.375 per share. In June 1995, the plan was amended to reduce the number of shares issuable to an aggregate of 360,000 and to provide that no future options could be granted thereunder. All outstanding stock options under the plan were canceled effective August 29, 1997 pursuant to resolution of the Company's Board of Directors. On November 5, 1997, the plan was terminated pursuant to resolution of the Board of Directors effective August 29, 1997.

In June 1995, the Company adopted the 1995 Equity Incentive Plan for Outside Directors. This plan provided for the granting of restricted stock awards and non-qualified stock options of up to 240,000 shares of the Company's common stock to outside directors of the Company who are not employees of the Company or any of its affiliates. Pursuant to this plan, each outside director was granted, on an annual basis, options to purchase 4,000 shares of the Company's common stock. The exercise price of the options was 100 percent of the fair market value of the common stock at the date of grant and no options granted could be exercised during the first year after its grant subject to certain plan provisions. After this waiting period, the options became exercisable in four equal annual installments of 1,000 shares. Additionally, each option terminated no later than 10 years from the date of grant. This plan also provided for the granting of an annual restricted stock award of 1,000 shares of the Company's common stock. Each award was made in four quarterly installments of 250 shares beginning July 1, 1995. The shares comprising the restricted stock awards could not be sold or otherwise transferred by the outside director until termination from service. Restricted stock awards of 3,750 shares, 5,500 shares and 3,000 shares were granted during 1997, 1996 and 1995, respectively.

A summary of the Company's stock option activity under the 1995 Equity Incentive Plan for Outside Directors and related information is as follows:

                               Weighted        Weighted       Weighted
                              -Average        -Average       -Average
 Year Ended December 31        Exercise        Exercise       Exercise
(Shares in thousands)   1997   Price    1996   Price   1995   Price
---------------------------------------------------------------------
Options:
     Granted              20    $2.87     20    $7.88    24    $8.00
     Exercised           (20)   $2.87    ---     ---    ---      ---
     Canceled            (44)   $7.83    ---     ---    ---      ---
Outstanding at end
  of year                ---      ---     44    $7.94    24    $8.00
Exercisable at end
  of year                ---      ---      6    $8.00   ---      ---
Available for grant
  at end of year         ---             188            213
Weighted-average fair
  value of options granted
  during the year      $4.18           $5.58          $5.61
---------------------------------------------------------------------

At December 31, 1997, the Company had no options outstanding under the plan pursuant to the termination of the plan by the Board of Directors on November 5, 1997, effective August 29, 1997.

Pro forma net income (loss) and earnings (loss) per share determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement 123 follows:


                       Post-Acquisition Pre-Acquisition
                           August 29,    January 1,
                            1997 to        1997 to
                          December 31,   August 28,
                              1997          1997        1996      1995
-----------------------------------------------------------------------
Net income (loss) - as
  reported                  $(21,220)     $(28,879) $(58,370)  $29,710
Net income (loss) - pro
  forma                     $(21,220)     $(28,879) $(58,643)  $29,668
Earnings (loss) per share -
  as reported                 $(1.24)       $(1.68)   $(3.41)    $1.74
Earnings (loss) per share -
  pro forma                   $(1.24)       $(1.68)   $(3.42)    $1.74
-----------------------------------------------------------------------


The fair value for options and restricted stock awards granted in 1996 and 1995 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the Equity Incentive Plans:


                                         1996              1995
 Equity Incentive Plan          ---------------------     ------
  for Key Employees              Stock     Restricted     Stock
                                 Options   Stock Awards   Options
-------------------------------------------------------------------
Expected stock price volatility    0.528        0.510      0.495
Risk-free interest rate             6.16%        6.26%      5.93%
Expected life of equity
  instrument                     7 years      5 years    7 years
Expected dividend yield                0%           0%         0%
-------------------------------------------------------------------

Stock options granted under the plan during 1997 have been valued based upon the difference between the exercise price on the date of grant and Acquisition Corp.'s tender offer price of $7.05.

During 1995, there were no restricted stock awards under the Equity Incentive Plan for Key Employees.


                                        1996                 1995
  1995 Equity Incentive Plan    --------------------  ----------------------
  for Outside Directors         Stock    Restricted   Stock     Restricted
                                Options  Stock Awards Options   Stock Awards
----------------------------------------------------------------------------
Expected stock price volatility   0.522      0.523      0.512        0.497
Risk-free interest rate            6.31%      5.93%      6.31%        5.93%
Expected life of equity
  instrument                    7 years    4 years    7 years      5 years
Expected dividend yield               0%         0%         0%           0%
----------------------------------------------------------------------------

For 1996 and 1995, the expected life of the restricted stock awards under the plan represents the weighted-average of the remaining years until each of the members of the Board of Directors attains the mandatory retirement age of 72. This assumed that each of the directors would continue their directorships until the mandatory retirement age.

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

For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock awards is amortized to expense over the options' vesting period. Total compensation expense related to stock-based compensation awards under Statement 123 for 1996 and 1995 was approximately $300,000 and $48,000, respectively. In 1997, actual compensation expense is included in the net income pro forma disclosures table. Compensation expense recorded by the Company under APB 25 in 1997, 1996 and 1995 for awards granted during those years was approximately $1.2 million, $27,000 and $6,000, respectively.

Preferred Stock Purchase Rights
On April 30, 1997, the Board of Directors declared a distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of Company common stock to shareholders of record at the close of business on May 4, 1997. Each Right entitles the registered holder to purchase from the Company a unit consisting of 1/100 of a share (a "Unit") of Series B Junior Participating Preferred Stock, par value $1.00 per share at a purchase price of $15 per Unit, subject to adjustment. The Rights will separate from the common stock and a Distribution Date will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Company common stock (the "Stock Acquisition Date") or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of common stock. In the event that, at any time following the Distribution Date, (i) the Company is the surviving corporation in a merger and its common stock is not changed or exchanged, or (ii) a person or beneficial owner of more than 15 % of the then outstanding shares of common stock other than pursuant to an offer for all outstanding shares of common stock that the independent directors determines to be fair to, and otherwise in the best interests of stockholders, each holder of a Right will have the right to receive Company common stock having a value equal to two times the exercise price of the Right. If the Company is acquired subsequent to the Stock Acquisition Date in which the Company is not the surviving corporation or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. At any time until 10 days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, payable in cash or stock. After the redemption period has expired, the Company's right of redemption may be reinstated if an acquiring person reduces his beneficial ownership to 10% or less of the outstanding shares of common stock in a transaction or series of transactions not involving the Company. The Rights have certain antitakeover effects. The Rights should not interfere with any merger or other business combination approved by the Board of Directors of the Company since the Board of Directors may, at its option, at any time prior to 10 days following the Stock Acquisition Date redeem all but not less than all of the then outstanding Rights. In addition, as a result of an amendment to the agreement governing the Rights, in certain circumstances, the Rights by their terms will not interfere with a merger between the Company and Acquisition Corp. or any affiliate of Acquisition Corp. Pursuant to the agreement governing the Rights, the Board of Directors of the Company may in general further amend the terms of the Rights. The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 4, 2007.

Employees Stock Savings Plan
Prior to August 1, 1997, up to 1,600,000 shares of the Company's common stock were reserved for issuance under the Company's Employee Stock Savings Plan ("ESSP"). The Committee of the ESSP approved a policy change, effective August 1, 1997, in that employer matching contributions to the ESSP are to be paid in cash rather than through issuance of Company common stock. As of August 1, 1997, this plan policy change effectively eliminated the restriction on the use of authorized but unissued shares of common stock.

Common Stock Warrants
In July 1993, the Company issued warrants to purchase 200,000 shares of its common stock at $9.02 per share (subject to adjustment in certain events), to one of its senior lenders in connection with the restructuring of its senior credit facilities. The warrants are exercisable on or before December 31, 1998.

Treasury Stock
On August 29, 1997, the Company canceled the shares of treasury stock outstanding as of that date totaling 1,672,788 shares of the Company's common stock with a cost basis of approximately $18 million.




Note 11  Operations by Industry Segment and Geographic Area

The Company  classifies its continuing  operations into three business segments:
Power Transmission, Pumps, and Morse Controls. Detailed information regarding products by segment is contained in the section entitled "Business" included in
Part I, Item 1 of this Form 10-K Report. Amounts related to pre-Acquisition and post-Acquisition have not been separated, as the effect of the Acquisition on the segments was not material. The 1996 and 1995 amounts have been restated to reflect Instrumentation and Roltra-Morse segments as discontinued operations. Information about the business of the Company by business segment, foreign operations and geographic area is presented below:

Year Ended December 31
(Dollars in thousands)                1997         1996         1995
---------------------------------------------------------------------
Net Sales
     Power Transmission          $  92,130    $  89,456   $   95,075
     Pumps                         112,486      107,567       94,375
     Morse Controls                112,246      112,488      107,664
---------------------------------------------------------------------

Total net sales                   $316,862     $309,511     $297,114
---------------------------------------------------------------------
Segment operating income
     Power Transmission         $    8,617   $    8,618    $  10,673
     Pumps                          14,503       11,229        9,219
     Morse Controls                  4,367        8,299        4,748
---------------------------------------------------------------------
Total segment operating
  income                            27,487       28,146       24,640
---------------------------------------------------------------------
Equity in income (loss) of
  unconsolidated companies           (519)         (32)          302
Unallocated corporate expenses(1) (37,703)     (23,988)      (12,454)
Net interest expense              (24,716)     (24,531)      (20,479)
---------------------------------------------------------------------
Income (loss) from continuing
 operations before income
 taxes and extraordinary item   $ (35,451)   $ (20,405)    $  (7,991)
=====================================================================

A reconciliation of segment operating income to income from operations follows:

Year Ended December 31
(Dollars in thousands)                1997        1996          1995
---------------------------------------------------------------------
Segment operating income         $  27,487     $ 28,146     $ 24,640
Unallocated corporate expenses(1)  (37,703)     (23,988)     (12,454)
Other (income) expense                 177          355         (370)
---------------------------------------------------------------------
Income (loss) from operations    $ (10,039)    $  4,513     $ 11,816
=====================================================================

(1) Unallocated corporate expenses include unusual items of $31.3 million, $17.1 million and $6.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Segment operating income includes $.3 million and $1.5 million of unusual items related to the Morse Controls segment for the years ended December 31, 1996 and 1995, respectively.

Year Ended December 31
(Dollars in thousands)                1997         1996         1995
---------------------------------------------------------------------

Identifiable assets
     Power Transmission          $  41,903    $  70,533    $  86,343
     Pumps                          66,932       73,806       69,347
     Morse Controls                 74,585      110,141      111,482
     Corporate                     264,953       27,766       39,767
     Discontinued Operations:
          Electro-Optical             (672)      14,356       11,893
          Instrumentation              ---       22,516       24,003
          Roltra-Morse              15,489       11,331       21,534
          Turbomachinery               110          473          983
---------------------------------------------------------------------
Total identifiable assets        $ 463,300    $ 330,922    $ 365,352
---------------------------------------------------------------------
Depreciation and amortization
     Power Transmission          $   4,412    $   4,438    $   4,618
     Pumps                           3,695        4,114        3,972
     Morse Controls                  4,073        3,335        3,392
     Corporate                       2,115        1,511        1,400
---------------------------------------------------------------------
Total depreciation and
  amortization                   $  14,295    $  13,398    $  13,382
---------------------------------------------------------------------
Capital expenditures
     Power Transmission          $   1,333    $   2,699    $   3,384
     Pumps                           3,706        4,568        7,367
     Morse Controls                  3,144        2,554        2,131
     Corporate                         112          211          273
---------------------------------------------------------------------

Total capital expenditures       $   8,295    $  10,032    $  13,155
=====================================================================

Identifiable assets of corporate at December 31, 1997 include goodwill of $226 million related to the Acquisition (See Note 2). As such, at December 31, 1997, the identifiable assets of the segments in continuing operations do not include goodwill. The Roltra-Morse discontinued segment had goodwill of $8 million included in identifiable assets as of December 31, 1997.

Identifiable assets at December 31, 1996 include $26.5 million, $6.7 million and $28.5 million of goodwill for the Power Transmission, Pumps, and Morse Controls segments, respectively, and goodwill of $.6 million and $9.5 million for the Instrumentation and Roltra-Morse discontinued segments, respectively.

Identifiable assets at December 31, 1995 include $27.4 million, $5.3 million and $29.6 million of goodwill for the Power Transmission, Pumps, and Morse Controls segments, respectively, and goodwill of $.8 million and $12.1 million for the Instrumentation and Roltra-Morse discontinued segments, respectively.

The continuing operations of the Company on a geographic basis are as follows:

Year Ended December 31
(Dollars in thousands)                1997         1996         1995
---------------------------------------------------------------------

Net sales
     United States                $214,150     $210,196     $205,717
     Foreign (principally Europe)  102,712       99,315       91,397
---------------------------------------------------------------------
Total net sales                   $316,862     $309,511     $297,114
---------------------------------------------------------------------
Segment operating income
     United States               $  25,050    $  20,948    $  20,572
     Foreign                         2,437        7,198        4,068
---------------------------------------------------------------------
Total segment operating income   $  27,487    $  28,146    $  24,640
---------------------------------------------------------------------
Identifiable assets
  Continuing Operations:
     United States                $380,263     $196,373     $221,449
     Foreign                        68,110       85,873       85,490
  Discontinued Operations:
     United States                    (562)      23,210       21,219
     Foreign                        15,489       25,466       37,194
---------------------------------------------------------------------

Total identifiable assets         $463,300     $330,922     $365,352
=====================================================================

Export sales
     Asia                       $    5,011   $    5,724   $    3,469
     Canada                          4,878        3,236        4,641
     Europe                          2,745        3,133        2,590
     Latin America                     779          906          470
     Middle East & North Africa        604        1,943          231
     South America                   7,349        6,739        2,678
     Other                           2,236        3,333        2,208
---------------------------------------------------------------------

Total export sales               $  23,602    $  25,014    $  16,287
=====================================================================

No one customer accounted for 10% or more of consolidated sales in 1997, 1996 or 1995.


Note 12  Pension Plans

The Company and its subsidiaries have various pension plans covering substantially all of their employees. Benefits are based on either years of service or years of service and average compensation during the years immediately preceding retirement. It is the general policy of the Company to fund its pension plans in conformity with requirements of applicable laws and regulations. Effective December 31, 1996, all domestic pay-related plans were merged into the Imo Industries Inc. Retirement Plan for U.S. Salaried Employees. Pension benefits were not affected by the merger. For 1997, amounts related to pre-Acquisition and post-Acquisition have not been separated due to materiality and practicality.

Pension expense was $3.8 million in 1997, $4.3 million in 1996 and $4.2 million in 1995, and includes amortization of prior service cost and transition amounts for periods of 5 to 15 years. The 1997, 1996 and 1995 expense includes costs related to retained pension liabilities of discontinued operations. The Company included $2 million of curtailment and settlement losses in its gain on disposal related to the discontinued operations in 1995. Net pension expense is comprised of the following:

Year Ended December 31
(Dollars in thousands)                    1997       1996       1995
---------------------------------------------------------------------

Service cost                            $3,107  $   4,282  $   4,297
Interest cost on projected benefit
  obligation                            14,711     14,471     13,429
Actual return on plan assets           (25,678)   (20,868)   (17,797)
Net amortization and deferral           11,689      6,374      4,274
=====================================================================
Net pension expense                     $3,829  $   4,259  $   4,203
=====================================================================

Assumptions used to determine the net pension expense of the Company-sponsored defined benefit plans are as follows:

Year Ended December 31                    1997       1996       1995
---------------------------------------------------------------------

Weighted average discount rate            7.5%       7.5%       8.5%
Rate of increase in compensation levels   5.3%       5.3%       5.3%
Expected long-term rate of return on
  assets                                  9.0%       9.0%       9.0%
=====================================================================


The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the defined benefit pension plans using discount rates of 7.25% and 7.75% at December 31, 1997, and 1996, respectively. The assumed rate of increase in compensation levels was 5.3% in both years.

Year Ended December 31
(Dollars in thousands)                     1997                  1996
-------------------------------------------------------------------------------
                                    Assets    Accumulated  Assets   Accumulated
                                    Exceed     Benefits    Exceed    Benefits
                                  Accumulated   Exceed   Accumulated  Exceed
                                   Benefits     Assets    Benefits    Assets
-------------------------------------------------------------------------------
Actuarial present value of benefit
 obligations:
  Vested benefit obligation          $186,675     $7,417   $163,375  $  29,395
-------------------------------------------------------------------------------
  Accumulated benefit obligation     $191,421     $7,849   $166,927  $  29,783
-------------------------------------------------------------------------------
Projected benefit obligation         $200,929     $7,849   $182,288  $  30,723
Plan assets at fair value             196,807      4,831    180,889     16,800
-------------------------------------------------------------------------------
Plan assets in excess of (less than)
  projected benefit obligation         (4,122)    (3,018)    (1,399)   (13,923)
Unrecognized net (gain) or loss           ---        ---     (2,908)     2,734
Prior service cost not yet recognized
  in net periodic pension cost            ---        ---      2,884      1,097
Unrecognized net (asset) obligation
   at transition                          ---        ---      1,836          4
Adjustment required to recognize
  minimum liability                       ---        ---        ---     (3,797)
================================================================================
Pension asset (liability) recognized
  in the balance sheet               $ (4,122)  $ (3,018)    $  413  $ (13,885)
================================================================================


Effective with the December 31, 1996 measurement date, the discount rate, expected long-term rate of return on assets and mortality assumptions were revised to reflect current market and demographic conditions. As a result of these changes, the December 31, 1996 projected benefit obligation increased by approximately $11 million. These changes had no effect on the 1996 pension expense and are not expected to have a material effect on future year's expense.

Plan assets at December 31, 1997 are invested in fixed dollar guaranteed investment contracts, U.S. Government obligations, fixed income investments, guaranteed annuity contracts and equity securities whose values are subject to fluctuations of the securities market.

The Company maintains two defined contribution plans covering substantially all domestic, non-union employees. Eligible employees may generally contribute from 1% to 15% of their compensation on a pre-tax basis. Company contributions to the plans are based on a percentage of employee contributions. In July 1995, the Company restored its matching contribution at 25% of the first 6% of each participant's pre-tax contribution. The Company's expense for 1997, 1996 and 1995 was $.6 million, $.7 million and $.3 million, respectively.


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

In March 1994, the Company amended its policy regarding non-union retiree medical and life insurance. This amendment, which affects all current and future non-union retirees, phased out the Company subsidy for retiree medical and life insurance over the three-year period ended December 31, 1996. The pre-tax amount amortized to income from continuing operations was $3.9 million in 1996 and in 1995. The amendment did not result in a significant increase or decrease in cash requirements during the phase-out period.

The following tables set forth the plans' combined status reconciled with the amounts included in the consolidated balance sheet:

December 31 (Dollars in thousands)                     1997
----------------------------------------------------------------------
                                                         Life
                                             Medical  Insurance
                                              Plans     Plans    Total
----------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                  $ 7,165    $1,869   $9,034
  Fully eligible active plan participants        76        49      125
  Other active plan participants                144        42      186
----------------------------------------------------------------------
                                              7,385     1,960    9,345
Plan assets                                     ---       ---      ---
Unrecognized prior service cost                 ---     1,459    1,459
Unrecognized net gain                         6,555       705    7,260
======================================================================
Postretirement benefit liability
  recognized in the balance sheet           $13,940    $4,124  $18,064
======================================================================


December 31 (Dollars in thousands)                     1996
----------------------------------------------------------------------
                                                       Life
                                            Medical  Insurance
                                             Plans     Plans    Total
----------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                  $ 7,551    $1,965 $  9,516
  Fully eligible active plan participants       206        46      252
  Other active plan participants                395        47      442
----------------------------------------------------------------------
                                              8,152     2,058   10,210
Plan assets                                     ---       ---      ---
Unrecognized prior service cost                 ---     1,605    1,605
Unrecognized net gain                         6,502       801    7,303
======================================================================
Postretirement benefit liability
  recognized in the balance sheet           $14,654    $4,464  $19,118
======================================================================


The 1997 accrued postretirement benefits amount is classified as follows: $1.1 million current liabilities and $17 million long-term liabilities. For 1996, these amounts are $1.7 million current liabilities and $17.4 million long-term liabilities.

Effective  January 1, 1997, the Company  subsidy for medical  coverage under the
Warren  Pump  Union  plan  was  terminated.   This  termination  resulted  in  a
curtailment gain of $.6 million for the year ended December 31, 1996.

Net periodic postretirement benefit cost included the following components:

Year Ended December 31
(Dollars in thousands)                            1997
---------------------------------------------------------------------
                                                   Life
                                      Medical   Insurance
                                       Plans      Plans       Total
---------------------------------------------------------------------

Service cost                           $   7        $   2      $   9
Interest cost                            571          154        725
Amortization of prior service cost       ---         (146)      (146)
Amortization of gain                    (466)         (40)      (506)
---------------------------------------------------------------------
Net periodic postretirement benefit
  cost                                 $ 112        $ (30)     $  82
=====================================================================


Year Ended December 31
(Dollars in thousands)                            1996
---------------------------------------------------------------------
                                                  Life
                                      Medical   Insurance
                                       Plans     Plans        Total
---------------------------------------------------------------------

Service cost                          $    24    $     2     $    26
Interest cost                             650        157         807
Amortization of prior service cost     (3,110)    (2,318)     (5,428)
Amortization of gain                     (449)       (44)       (493)
----------------------------------------------------------------------
Net periodic postretirement benefit
  cost                                $(2,885)   $(2,203)    $(5,088)
======================================================================




Year Ended December 31
(Dollars in thousands)                            1995
---------------------------------------------------------------------
                                                   Life
                                      Medical    Insurance
                                       Plans      Plans        Total
---------------------------------------------------------------------

Service cost                           $    59   $      5   $     64
Interest cost                            1,057        415      1,472
Amortization of prior service cost      (3,110)    (2,319)    (5,429)
Amortization of (gain) loss               (166)       102        (64)
======================================================================
Net periodic postretirement benefit
  cost                                 $(2,160)  $ (1,797)  $ (3,957)
======================================================================

Actual negotiated health care premiums were used in calculating 1997, 1996 and 1995 health care costs. It is expected that the annual increase in medical costs will be 6.0% from 1997 to 1998, grading down to 5% general medical inflation level in future years. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation at December 31, 1997 by $.6 million and the net periodic cost by $.1 million for the year. Effective January 1, 1995, the Company changed its medical inflation rate to reflect actual experience. Such change resulted in a reduction of the 1995 net periodic cost of $.8 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in 1997 and 1996.


Note 14  Leases

The Company leases certain manufacturing and office facilities, equipment, and automobiles under long-term leases. Future minimum rental payments required under operating leases of continuing operations that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 1997, are:

 (Dollars in thousands)
---------------------------------------------------------------------
1998                                                        $  4,975
1999                                                           3,477
2000                                                           2,532
2001                                                           2,176
2002                                                           1,973
Thereafter                                                     5,230
---------------------------------------------------------------------

Total minimum lease payments                                 $20,363
=====================================================================

Total  rental  expense  under  operating   leases  charged  against   continuing
operations was $7.8 million in 1997, $7.2 million in 1996 and $6.7 million in 1995.


Note 15   Contingencies

LILCO Insurance Litigation. In January 1993, the Company was served with a complaint in a case brought in the U.S. District Court for the Northern District of California by International alleging that International was entitled to recover $10 million in defense costs, and $1.2 million of a judgment, each of which was paid on behalf of the Company in connection with litigation between the Company and Long Island Lighting Company ("LILCO") which was concluded in October 1993. International's principal contention was that the International policies did not cover the matters in question in the LILCO case. In June 1995, the Court entered a judgment in favor of International awarding it $11.2 million, plus interest from March 1995 (the "International Judgment"). The International Judgment, however, was not supported by an order, and in July 1995, the Court vacated the International Judgment as being premature because certain outstanding issues of recoverability of the $10 million in defense costs had not been finally determined. On May 8, 1997, the Company was informed that the Court had reinstated the International Judgment. The Company therefore recorded a charge to income in the first quarter of 1997 of $12.9 million as an unusual item, which represented the amount of the judgment plus interest to date. On July 15, 1997 the Company agreed to settle with International by dropping an appeal and paid a reduced amount on July 30, 1997 in complete settlement of all outstanding amounts. As a result of the settlement, the Company recorded a favorable adjustment of $2.4 million as an unusual item in the second quarter of 1997 (See Note 7).

Additional Litigation and Claims. The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 6,900 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases involving approximately 22,000 claimants which in 1996 were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

The Company was a defendant in a lawsuit in the U.S. District Court for the Western District of Pennsylvania, which alleged component failures in equipment sold by its former diesel engine division. The complaint sought damages of approximately $3 million. On September 30, 1997 the Court granted a Summary Judgment motion filed by the Company which effectively dismissed all claims against it. Plaintiffs have appealed this judgment to the United States Court of Appeals for the Third Circuit.

The Company is a defendant in a lawsuit in the Circuit Court of Cook County, Illinois alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8 million. To date the Court has granted a series of Summary Judgment motions filed by the Company which have significantly reduced the scope of damages which the Plaintiff may claim but has permitted additional discovery to determine whether any other damages exist which plaintiff may be entitled to seek at a trial.

On June 3, 1997 the Company was served with a complaint in a case brought in the Superior Court of New Jersey which alleges damages in excess of $10 million plus interest incurred as a result of losses under a Government Contract Bid transferred in connection with the sale of the Company's former Electro-Optical Systems business. The Electro-Optical Systems business was sold in a transaction that closed on June 2, 1995. The sales contract provided certain representations and warranties as to the status of the business at the time of sale. The complaint alleges that the Company failed to provide notice of a "reasonably anticipated loss" under a bid that was pending at the time of the transfer of the business and therefore a representation was breached. The contract was subsequently awarded to the Company's Varo subsidiary and thereafter transferred to the buyer. The case is in the preliminary stages of pleading but the Company believes that there are legal and factual defenses to the claims and intends to defend the action vigorously.

The Company is one of five defendants in an action brought in the United States District Court for the Middle District of Louisiana. In April 1991 the Company's former Deltex Division performed a repair of a turbine. Following the repair the turbine was included in a spare parts pool until January 1995. The plaintiff alleges that following installation in its plant the turbine experienced severe vibrations requiring the turbine to be run at less than optimal speed. They further allege that the shortfall in performance caused them to incur repair costs, and consequential damages in excess of $5 million. The lawsuit is in the early discovery stage, however, the Company believes that there are legal and factual defenses to the claims and intends to defend the action vigorously.

The operations of the Company, like those of other companies engaged in similar businesses, involve the use, disposal and clean up of substances regulated under environmental protection laws. In a number of instances the Company has been identified as a Potentially Responsible Party by the U.S. Environmental Protection Agency, and in one instance by the State of Washington, with respect to the disposal of hazardous wastes at a number of facilities that have been targeted for clean-up pursuant to CERCLA or similar state law. Similarly, the Company has received notice that it is one of a number of defendants named in an action filed in the United States District Court, for the Southern District of Ohio Western Division by a group of plaintiffs who are attempting to allocate a share of cleanup costs, for which they are responsible, to a large number of additional parties, including the Company. Although CERCLA and corresponding state law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or minor contributor at each site. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will not be material.

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company's business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it either will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.

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


                    Report of Independent Public Accountants


To the Shareholders and Board of Directors of Imo Industries Inc.:

We have audited the accompanying consolidated balance sheet of Imo Industries Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the periods from August 29, 1997 through December 31, 1997
(post-Acquisition), and from January 1, 1997 through August 28, 1997 (pre-Acquisition.) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imo Industries Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the periods from August 29, 1997 through December 31, 1997 (post-Acquisition), and from January 1, 1997 through August 28, 1997 (pre-Acquisition), in conformity with generally accepted accounting principles.



                               ARTHUR ANDERSEN LLP

Richmond, Virginia
March 20, 1998


                                      F-32





             Report of Independent Public Accountants on Schedule II


To the Shareholders and Board of Directors of Imo Industries Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Form 10-K Annual Report of Imo Industries Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997, and for the periods from August 29, 1997 through December 31, 1997 (post-Acquisition), and from January 1, 1997 through August 28, 1997 (pre-Acquisition), and have issued our report thereon dated March 20, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II filed as a part of the
Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                               ARTHUR ANDERSEN LLP

Richmond, Virginia
March 20, 1998


                                      F-33


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors,
Imo Industries Inc.

We have audited the accompanying consolidated balance sheet of Imo Industries Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for these same periods. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imo Industries Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                              ERNST & YOUNG LLP


Princeton,  New  Jersey
February 19, 1997, except for
  Note 3 as to which the date
  is February 2, 1998

                                      F-34




Imo Industries Inc. and Subsidiaries
Quarterly Financial Information (Unaudited)
Quarterly financial information for 1997 and 1996 is as follows:


                                                  Pre-Acquisition  Post-Acquisition
                                                         July 1,        August
                                                         1997 to     29, 1997 to
1997 (Dollars in thousands              1st       2nd     August       September    4th
except per share amounts) (a)          Quarter   Quarter  28, 1997     30, 1997    Quarter
Net Sales                             $ 78,927  $ 81,305 $ 49,919     $ 26,816    $ 79,895
Gross profit                            24,628    25,797   14,450        7,316      22,798
Income (loss) before extraordinary item:
     Continuing Operations             (14,328)    1,205  (18,128)      (5,717)         28
     Discontinued Operations             1,486     1,224     (338)      (8,860)     (3,323)
Extraordinary Item                         ---       ---       ---        (287)     (3,061)
Net income (loss)                      (12,842)    2,429  (18,466)     (14,864)     (6,356)
Earnings (loss) per share, basic
and diluted:
     Before extraordinary item:
          Continuing Operations           (.84)      .07    (1.05)        (.33)        ---
          Discontinued Operations          .09       .07     (.02)        (.52)       (.19)
     Extraordinary Item                    ---       ---       ---        (.02)       (.18)
     Net income (loss)                    (.75)      .14    (1.07)        (.87)       (.37)


                                           1st*      2nd*      3rd*     4th*
1996 (Dollars in thousands except per    Quarter   Quarter   Quarter   Quarter
share amounts) (a)

Net Sales                              $ 80,062  $ 78,299  $ 75,498  $ 75,652
Gross profit                             23,517    22,460    20,444    22,501
Income (loss) before extraordinary item:
     Continuing Operations                  749      (494)  (12,525)  (20,798)
     Discontinued Operations              1,191     1,350    (7,241)  (12,147)
Extraordinary Item                          ---    (8,455)      ---       ---
Net income (loss)                         1,940    (7,599)  (19,766)  (32,945)
Earnings (loss) per share, basic and
diluted:
     Before extraordinary item:
          Continuing Operations             .04      (.03)     (.73)    (1.21)
          Discontinued Operations           .07       .08      (.43)     (.71)
     Extraordinary Item                     ---      (.49)      ---       ---
     Net income (loss)                      .11      (.44)    (1.16)    (1.92)

*     Restated to conform to 1997 full year presentation.

(a) The notes to the consolidated financial statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.

                                      F-35






                                   SCHEDULE II
                      IMO INDUSTRIES INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)
THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------

                                                  ADDITIONS
                                BALANCE   ----------------------
                                  AT        CHARGED                                  BALANCE
                                BEGINNING   TO COSTS       OTHER     DEDUCTIONS      AT END
                                 OF YEAR    EXPENSES    - DESCRIBE   - DESCRIBE      OF YEAR
                                 -------    --------    ----------   ----------      -------

YEAR ENDED DECEMBER 31, 1997:
       Allowance for doubtful   $  1,346    $ 1,813       $   32 (2)  $    295 (3)   $  1,435
       accounts                                                             55 (1)
                                                                         1,406 (9)
                                =========   =========  ==========     =========      =========
       Inventory valuation      $  9,929    $ 13,418      $  360 (2)  $  3,613 (5)   $  9,508
       allowance                                                           382 (1)
                                                                        10,204 (9)
                                =========   =========  ==========     =========      =========
       Valuation allowance for   $44,065    $  9,192   $     ---      $    ---       $ 53,257
       deferred tax assets
                                =========   =========  ==========     =========      =========
       Accrued product          $  2,007    $  1,815   $     ---      $     28 (1)   $  1,844
       warranty liability                                                1,950 (4)
                                =========   =========  ==========     =========      =========

YEAR ENDED DECEMBER 31, 1996: *
       Allowance for doubtful   $  1,507    $    252   $      19 (2)  $    398 (3)   $  1,346
       accounts                                                             34 (1)
                                =========   =========  ==========     =========      =========
       Inventory valuation      $  9,560    $  1,136   $     305 (2)  $  1,213 (5)   $  9,929
       allowance                                             141 (1)
                                =========   =========  ==========     =========      =========
       Valuation allowance for   $31,675     $12,390   $     ---      $    ---       $ 44,065
       deferred tax assets
                                =========   =========  ==========     =========      =========
       Accrued product          $  2,159    $  2,473   $     ---      $  2,458 (4)   $  2,007
       warranty liability                                                  143 (2)
                                                                            24 (1)
                                =========   =========  ==========     =========      =========

YEAR ENDED DECEMBER 31, 1995: *
       Allowance for doubtful   $  1,696    $    314   $      30 (1)  $    545 (3)   $  1,507
       accounts                                               12 (6)
                                =========   =========  ==========     =========      =========
       Inventory valuation      $  9,582    $  2,125   $     273 (1)  $     74 (2)   $  9,560
       allowance                                              30 (6)     2,376 (5)
                                =========   =========  ==========     =========      =========
       Valuation allowance for   $68,910    $    ---   $     ---      $ 15,550 (2)    $31,675
       deferred  tax assets                                             17,000 (7)
                                                                         4,685 (8)
                                =========   =========  ==========     =========      =========
       Accrued product          $  1,925    $  1,121   $     404 (2)  $  1,342 (4)   $  2,159
       warranty liability                                     42 (1)
                                                               9 (6)
                                =========   =========  ==========     =========      =========

*    Restated to conform to the 1997 presentation (continuing operations).

(1) Foreign exchange adjustments
(2) Reclassifications and adjustments.
(3) Uncollectible accounts written off, net of recoveries.
(4) Product warranty claims honored during the year.
(5) Charges  against  inventory  valuation  account during the year.
(6) Opening balance of companies acquired during the year.
(7) Adjustment due to revaluation of realizable tax benefit.
(8) Utilization of net operating loss carryforwards by discontinued operations.
(9) In conjunction with the Acquisition of the Company and purchase accounting adjustments as of August 28, 1997, the reserves were reset to zero.

                                      S-1
