Form 10-Q
period 1998-04-03
IMO INDUSTRIES INC
filed 1998-05-13
CIK 804151

UNITED STATES

                                Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1998

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


     For the transition period from _________  to _________




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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1.00 Par Value-- 17,127,859 shares as of April 30, 1998.



                                 INDEX





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

      Consolidated Condensed Statements of Income (Unaudited) -
        Quarter ended April 3, 1998 and March 31, 1997

      Consolidated Condensed Balance Sheets - April 3, 1998 (Unaudited) and December 31, 1997

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Quarter ended April 3, 1998 and March 31, 1997

      Notes to Consolidated Condensed Financial Statements (Unaudited) -
        April 3, 1998

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      Imo Industries Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
                 (Dollars in thousands except per share amounts)

                                                     Quarter Ended
                                             April 3, 1998  March 31, 1997*
---------------------------------------------------------------------------
                                                      (Unaudited)

Net Sales                                          $83,031        $ 78,927
Cost of products sold                               56,286          54,299
---------------------------------------------------------------------------

Gross Profit                                        26,745          24,628

Selling, general and administrative expenses        15,199          17,365
Research and development expenses                    1,456           1,340
Unusual item                                           ---          12,900
---------------------------------------------------------------------------

Income (Loss) From Operations                       10,090          (6,977)

Interest and other expense, net                      5,937           6,779
---------------------------------------------------------------------------

Income (Loss) From Continuing Operations
Before Income Taxes, Discontinued Operations and
Extraordinary Item                                   4,153         (13,756)

Income tax expense                                     829             572
---------------------------------------------------------------------------

Income (Loss) From Continuing Operations             3,324         (14,328)

Income from Discontinued Operations                    ---           1,486

Extraordinary Item - Loss on Extinguishment
of Debt                                             (5,603)            ---

---------------------------------------------------------------------------
Net Income (Loss)                                 $ (2,279)       $(12,842)
===========================================================================

Earnings (Loss) per share, basic and diluted:
        Continuing operations                     $   0.20        $  (0.84)
        Discontinued operations                        ---            0.09
        Extraordinary item                           (0.33)            ---
---------------------------------------------------------------------------
        Net income (loss)                         $  (0.13)       $  (0.75)
===========================================================================
Weighted average number of shares outstanding   17,127,859      17,125,047
===========================================================================



The accompanying notes are an integral part of these consolidated condensed financial statements.

* Reclassified to conform to 1998 presentation.  See Note C.







                      Imo Industries Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                 (Dollars in thousands except par value amounts)


                                        April 3, 1998   December 31, 1997
-----------------------------------------------------------------------
                                          (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                    $    2,158     $    3,528
Trade accounts and notes receivable, less
  allowance of $1,408 in 1998 and $1,435
  in 1997                                        54,204         53,732
Inventories-net                                  65,302         64,888
Prepaid expenses and other current assets        12,938         17,656
-----------------------------------------------------------------------
Total Current Assets                            134,602        139,804
Property, plant and equipment, net of
  accumulated depreciation of $4,571 and
  $3,202, respectively                           61,684         61,409
Intangible assets, principally goodwill         223,034        233,054
Net assets of discontinued operations                35         14,927
Other assets                                     14,611         14,106
-----------------------------------------------------------------------
Total Assets                                   $433,966       $463,300
-----------------------------------------------------------------------

-----------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable and current portion of
  long-term debt                              $  43,504      $  34,320
Trade accounts payable                           21,348         22,750
Accrued expenses and other liabilities           65,758         64,065
-----------------------------------------------------------------------
Total Current Liabilities                       130,610        121,135
Long-term debt                                  150,159        192,319
Other liabilities                                65,572         59,599
-----------------------------------------------------------------------
Total Liabilities                               346,341        373,053
-----------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value;
  5,000,000 shares authorized and unissued          ---            ---
Common stock: $1.00 par value; 25,000,000
  shares authorized; issued 17,127,859           17,128         17,128
Additional paid-in capital                      106,805        106,805
Retained earnings (deficit)                     (35,295)       (33,016)
Cumulative foreign currency translation
   adjustments                                   (1,013)          (670)
------------------------------------------------------------------------
Total Shareholders' Equity                       87,625         90,247
========================================================================
Total Liabilities and Shareholders' Equity     $433,966       $463,300
========================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.





                      Imo Industries Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)


                                                      Quarter Ended
                                             April 3, 1998  March 31, 1997*
--------------------------------------------------------------------------
                                                        (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                 $(2,279)      $ (12,842)
Adjustments to reconcile net income (loss) to net
  cash provided by (used by) continuing operations:
      Discontinued operations                         ---          (1,486)
      Depreciation and amortization                 3,020           3,324
      Extraordinary item                            5,603             ---
      Unusual item                                    ---          12,900
      Other                                            16             271
      Other changes in operating assets and
        liabilities:
            Increase in accounts and notes
              receivable                             (504)         (5,129)
            Increase in inventories                  (414)         (1,756)
           (Decrease) increase in accounts
              payable and accrued expenses         (2,862)          3,715
            Other operating assets and
              liabilities                           6,232          (3,578)
--------------------------------------------------------------------------
   Net cash provided by (used by)
     continuing operations                          8,812          (4,581)
   Net cash (used by) provided by
     discontinued operations                         (920)          1,080
--------------------------------------------------------------------------

Net Cash Provided by (Used by) Operating
  Activities                                        7,892          (3,501)
--------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment         (2,058)         (1,912)
Proceeds from sale of business and
  property, plant and equipment                    30,735             264
Net cash used by discontinued operations           (1,164)         (1,029)
Other                                                  80             528
--------------------------------------------------------------------------

Net Cash Provided by (Used by) Investing
  Activities                                       27,593          (2,149)
--------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in notes payable                           7,533           9,185
Principal payments on long-term debt              (40,089)         (3,065)
Payment of premium on notes repurchase and
  debt financing costs                             (4,199)           (384)
Other                                                 (37)           (480)
--------------------------------------------------------------------------

Net Cash (Used by) Provided by Financing
  Activities                                      (36,792)          5,256
--------------------------------------------------------------------------
Effect of exchange rate changes on cash               (63)           (459)
--------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents              (1,370)           (853)
Cash and cash equivalents at beginning of period    3,528           1,419
--------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period    $     2,158    $        566
==========================================================================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                $     3,532     $     3,196
==========================================================================

      Income taxes                           $        442     $     1,171
==========================================================================



The accompanying notes are an integral part of these consolidated condensed financial statements.

* Reclassified to conform to 1998 presentation.  See Note C.




Imo Industries Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited with respect to April 3, 1998 and March 31, 1997 and the periods then ended.)


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the first quarter of 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Basis of Accounting: Effective January 1, 1998, the Company adopted a "4-4-5" accounting calendar.

Change in Accounting Policies: The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," on January 1, 1998. For the first quarter of 1998, total comprehensive loss was $2.6 million, compared to a reported net loss of $2.3 million. For the first quarter of 1997, total comprehensive loss was $14.8 million, compared to a reported net loss of $12.8 million.


NOTE B - ACQUISITION BY II ACQUISITION CORP.

On August 28, 1997,  II  Acquisition  Corp.  acquired  approximately  93% of the
Company's outstanding shares of common stock. The unaudited pro forma information for the quarter ended March 31, 1997 set forth below gives effect to the acquisition, and the refinancing of the Company's domestic senior debt, in connection with the acquisition, as if they had occurred on January 1, 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the periods presented.

      Quarter Ended                          March 31, 1997
                                             ---------------

      Net Sales                                     $78,927
      Net Income (Loss)                             (11,057)
      Earnings (Loss) Per Share, basic and diluted     (.65)


NOTE C--DISCONTINUED OPERATIONS

On February 27, 1998, the Company completed the sale of its Roltra-Morse business segment to Magna International Inc. for cash proceeds of $30 million plus the assumption of Roltra-Morse's debt. The operating results of the Roltra-Morse segment have been segregated and reported as a discontinued operation in the accompanying Consolidated Condensed Statements of Income. The Company has also accounted for its former Electro-Optical Systems and Instrumentation business segments as discontinued operations. The sale of the Varo Electronic Systems division of the Electro-Optical Systems business and the sale of the Instrumentation business segment were completed in April 1997 and August 1997, respectively. Prior year financial statements have been reclassified to conform to the current year presentation.

Net sales of the discontinued operations were $14.4 million and $48.1 million for the first quarters of 1998 and 1997, respectively. Operating results of discontinued operations for the first quarter of 1998 resulted in a net loss of $1 million, or $.06 per share compared to net income of $1.5 million, or $.09 per share for the first quarter of 1997. Roltra-Morse's net loss of $1 million, which includes $.2 million of allocated interest, was included with the net book value of the assets on the date of sale, February 27, 1998. Therefore, there was no income from discontinued operations for the first quarter of 1998. The operating results from discontinued operations include allocated interest expense of $.2 million and $1.2 million for the first quarters of 1998 and 1997, respectively.

Allocated interest expense includes interest on debt of the discontinued operations to be assumed by the buyer and an allocation of other consolidated interest expense to the discontinued operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus other consolidated debt.

The Company reviews quarterly the assumptions used in determining the estimated gain or loss from discontinued operations and the adequacy of the recorded liabilities. Management believes that the recorded amount of estimated liabilities related to its discontinued operations at April 3, 1998 is adequate. However, the amounts estimated may differ from actual results.



NOTE D--INVENTORIES

Inventories (in thousands of dollars) are summarized as follows:

                                              April 3,      December 31,
                                                1998            1997
                                            -------------   -------------
                                            (Unaudited)

Finished products                              $23,354         $18,823
Work in process                                 22,144          23,218
Materials and supplies                          20,414          23,481
                                             ----------       ---------
                                                65,912          65,522
Less customers' progress payments                  610             634
                                             ----------       ---------
                                               $65,302         $64,888
                                             ==========       =========


NOTE E--NOTES PAYABLE AND LONG-TERM DEBT

As of April 3, 1998, the Company had revolver borrowings of $35 million and $19.6 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $7 million in foreign short-term credit facilities with amounts outstanding at April 3, 1998 of $1.4 million. The weighted average interest rate on short-term notes payable was 8.37% and 8.03% at April 3, 1998 and December 31, 1997, respectively.

In addition, the Company had outstanding $102 million of its 11.75% senior subordinated notes due in 2006, and $51 million of term loan borrowings. The sale of Roltra-Morse and the resultant reduction in domestic senior debt increased the Company's availability under its revolving credit facility, allowing it to purchase a portion of its 11.75% senior subordinated notes (the "Notes") in the open market. During the first quarter of 1998, the Company purchased, in the open market at a premium, Notes in the face amount of $33.1 million. As a result of the early extinguishment of these Notes and the prepayment of a portion of the term loan facility, an extraordinary charge of $5.6 million was recognized in the first quarter of 1998.


NOTE  F--CONTINGENCIES

Legal Proceedings

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 6,900 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products formerly sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to its insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases, involving approximately 22,000 claimants, which in 1996 were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

On April 3, 1998 the Company was served with a complaint in an action brought by Dravo Corporation seeking damages in excess of $17 million for problems associated with turbines sold to it in 1986 for use at a powerplant in Long Beach, California. The Company has few details of this matter other than as set forth in the complaint, however, the Company believes that there are legal and factual defenses to the claims and intends to defend the action vigorously.

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

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company's business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it either will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition or results of operations of the Company.


Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the first quarter of 1998. This section should be read in conjunction with the Company's 1997 Form 10-K Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Events

Consent Solicitation: On April 14, 1998, the Company commenced a consent solicitation, seeking consents from the holders of the Company's 11 3/4% Senior Subordinated Notes due 2006 ("the Notes") to certain amendments to the Indenture governing the Notes. The proposed amendments would permit the Company to complete a "short-form" merger with and into a wholly owned subsidiary of II Acquisition Corp. On May 6, 1998, the Company received sufficient consents to effect the proposed amendments, and entered into a Supplemental Indenture with respect to such amendments. The Company paid an aggregate of $483,650 to holders of Notes in connection with the solicitation. Notwithstanding that the proposed amendments were adopted, there can be no assurance that any merger involving the Company will be consummated.

New York Stock Exchange, Inc.: On March 16, 1998, the Company received a letter from the New York Stock Exchange, Inc. ("NYSE") indicating the NYSE's determination that the Company had fallen below certain continued listing criteria, and that the NYSE was carefully considering the appropriateness of the continued listing of the Company's common stock. The Company has been in contact with representatives of the NYSE and has taken the position that the NYSE should maintain the listing of the Company's common stock. The Company will seek to persuade the NYSE to continue such listing, but there can be no assurance that the NYSE will not attempt to delist the Company's common stock.

Roltra-Morse Sale: On February 27, 1998, the Company completed the sale of its Roltra-Morse business to Magna International Inc. for cash of $30 million plus the assumption of Roltra-Morse's debt. The sale price approximated the recorded net book value of the business. Net proceeds were used to reduce domestic senior debt. This transaction is reflected in the Company's consolidated condensed financial statements for the quarter ended April 3, 1998.

The sale of Roltra-Morse and the resultant reduction in domestic senior debt increased the Company's availability under its revolving credit facility, allowing it to purchase a portion of its Notes in the open market. During the first quarter of 1998, the Company purchased, in the open market at a premium, Notes in the face amount of $33.1 million. As a result of the early extinguishment of these Notes and the prepayment of a portion of the term loan facility, an extraordinary charge of $5.6 million was recognized in the first quarter of 1998.

Results of Operations

The Roltra-Morse, Instrumentation, and Electro-Optical Systems business segments were sold in February 1998, August 1997, and April 1997, respectively, and were accounted for as discontinued operations in the accompanying consolidated condensed financial statements. Accordingly, the discussion that follows concerns only the results of continuing operations. The Company's continuing businesses are grouped into three business segments for management and segment reporting purposes: Power Transmission, Pumps, and Morse Controls.

Sales. Net sales from continuing operations for the first quarter of 1998 were $83 million, an increase of 5.2%, compared with $78.9 million in the comparable 1997 period. Increases in the volume of shipments and new products provided this growth. First quarter 1998 net sales increased for the Pumps and Morse Controls segments and remained flat for the Power Transmission segment, compared to the prior year period.

Gross Profit. Gross profit increased as a percentage of sales to 32.2% for the first quarter of 1998 compared with 31.2% in the first quarter of 1997. The higher gross profit was the result of increased sales volume and productivity improvements in each segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 18.3% for the first quarter of 1998 compared with 22.0% in the first quarter of 1997. The decreased expenses as a percentage of sales in 1998 were due to increased sales volume and the effects of Company-wide cost reduction programs instituted in August of 1997, offset by increased goodwill amortization resulting from the purchase of the Company by II Acquisition Corp.

Unusual Item. In the first quarter of 1997, the Company recorded an unusual charge of $12.9 million, as a result of the reinstatement of a judgment, plus interest to date, against the Company in favor of International Insurance Company.

Interest Expense. Average borrowings in the first quarter of 1998 were approximately $93 million lower than the first quarter of 1997. Total interest expense (before allocation to discontinued operations) was $6.7 million for the first quarter of 1998 compared with $8.8 million for the same period in 1997. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $.2 million and $1.2 million for the first quarters of 1998 and 1997, respectively.

Provision for Income Taxes. Income tax expense for continuing operations was $.8 million and $.6 million for the first quarters of 1998 and 1997, respectively. These amounts represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings.

Income from Continuing Operations. The Company had net income from continuing operations of $3.3 million, or $0.20 per share, for the first quarter of 1998, compared with a net loss of $14.3 million, or $0.84 per share, for the comparable 1997 period.

Income (Loss) from Discontinued Operations. Roltra-Morse's net loss of $1 million, which includes $.2 million of allocated interest, was included with the net book value of the assets on the date of sale February 27, 1998. Therefore, there was no income from discontinued operations for the first quarter of 1998 compared with income of $1.5 million for the first quarter of 1997. Results from operations for the discontinued operations include allocations for interest of $1.2 million for the 1997 period.

Extraordinary Item. In March 1998, the Company purchased, in the open market at a premium, Notes in the face amount of $33.1 million. As a result of the early extinguishment of these Notes and the prepayment of a portion of the term loan, an extraordinary charge of $5.6 million was recognized in the first quarter of 1998.

Net Income (Loss). The net loss in the first quarter of 1998 was $2.3 million, or $0.13 per share, compared with a net loss of $12.8 million, or $0.75 per share, in the comparable 1997 period. The net loss in the first quarters of 1998 and 1997 were due to the factors discussed above.

Liquidity and Capital Resources

Short-term and Long-term Debt

As of April 3, 1998, availability under the revolving credit facility was $15.4 million, as the Company had revolver borrowings of $35 million and $19.6 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company's continuing operations had $7 million in foreign short-term credit facilities with amounts outstanding at April 3, 1998 of $1.4 million.

In addition, the Company had outstanding $102 million of its 11.75% senior subordinated notes due in 2006, and $51 million of term loan borrowings.

Cash Flow

The Company's operating activities provided net cash of $7.9 million in the first quarter of 1998, compared with cash used of $3.5 million in the comparable 1997 period. The cash provided by operating activities in 1998 was attributable to net operating profits and the decrease in working capital in the period, primarily due to the decrease in other current assets. The cash used by operating activities in 1997 was primarily due to the increase in working capital. For the quarter, total debt reduction was $32.5 million, $30 million of which was provided by the sale of Roltra-Morse. Cash and cash equivalents were $2.2 million at April 3, 1998 compared with $3.5 million at December 31, 1997.

The sale of the Roltra-Morse business segment has improved the Company's liquidity position. Management believes that cash flow from operations and cash available from unused credit facilities will be sufficient to meet the Company's foreseeable liquidity needs.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-Q Report are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) Legal Proceedings - the future impact of legal proceedings on the financial condition of the Company; and, (ii) "Results of Operations" - the future performance of various programs and foreign market conditions in each segment and the impact of such programs and foreign market conditions on future sales and on operating income. The Company wishes to caution the reader that, in addition to the matters described above, various factors such as delays in contracts from key customers, demand and market acceptance risk for new products, continued or increased competitive pricing and the effects of under-utilization of plants and facilities, particularly in Europe, and the impact of worldwide economic conditions on demand for the Company's products, could cause results to differ materially from those in any forward-looking statement.


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings.

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference, and to Note F in Part I of this Form 10-Q Report.


Item 6.     Exhibits and Reports on Form 8-K.

           (a) Exhibits:

           The following exhibits are being filed as part of this Report:

    Exhibit No.    Description

       4.3   (E)   Fourth  Amendment  to the Rights  Agreement,  dated as of
                   April 30, 1998,  between the Company and First  Chicago Trust
                   Company of New York, dated as of April 15, 1998 (incorporated by reference to Exhibit 5 of the Company's Form 8-A/A dated as of May 1, 1998).

       10.27 (E)   Fourth  Amendment to Credit and Guaranty  Agreement dated
                   as of March 9, 1998

       10.28 Third Supplemental Indenture, dated as of May 6, 1998, to Indenture dated as of April 15, 1996, with respect to the Company's 11 3/4% Senior Subordinated Notes due 2006.

       27          Financial Data Schedule as of April 3, 1998



         (b) Reports on Form 8-K:

      On February 3, 1998, the Company filed a report on Form 8-K, reporting under Item 5, disclosing the announcement that the Company had entered into an agreement to sell its Roltra Morse S.p.A. subsidiary to Magna International Inc.

      On March 13, 1998, the Company filed a report on Form 8-K, reporting under
      Item 2, disclosing that on February 27, 1998, the Company completed the sale of its Roltra Morse S.p.A. subsidiary to Magna International Inc.

      On April 17, 1998, the Company filed a report on Form 8-K, reporting under
      Item 5, disclosing that on April 14, 1998, the Company announced that it is soliciting the consents of holders of its 11 3/4% Senior Subordinated Notes due 2006 to certain amendments to the Indenture governing the Notes.

      On May 1, 1998,  the Company filed a report on Form 8-K,  reporting  under
      Item 5, disclosing that on April 30, 1998, the Company announced that it is supplementing its Consent Solicitation Statement, dated April 14, 1998, in which the Company is soliciting the consents of holders of its 11 3/4% Senior Subordinated Notes due 2006 to certain amendments to the Indenture governing the Notes.

      On May 12, 1998, the Company filed a report on Form 8-K,  reporting  under
      Item 5, disclosing that on May 7, 1998, the Company announced that holders of more than 51% of the outstanding principal amount of the Company's 11 3/4% Senior Subordinated Notes due 2006 consented to certain proposed amendments to the Indenture governing the Notes, pursuant to the Company's Consent Solicitation.




                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 Imo Industries Inc.
                                                 -------------------
                                                    (Registrant)



Date: May 13, 1998
                                               /s/ JOHN A. YOUNG
                                               -------------------------
                                                   John A. Young
                                                   Chief Financial Officer




Date: May 13, 1998
                                               /s/ G. SCOTT FAISON
                                               -------------------------
                                                   G. Scott Faison
                                                   Corporate Controller