Form 10-Q
period 1998-07-03
IMO INDUSTRIES INC
filed 1998-08-17
CIK 804151

UNITED STATES

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1998

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from _________ to __________




Commission file number 1-9294

                               Imo Industries Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                 21-0733751
  (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  Identification No.)


1009 Lenox Drive, Building Four West
Lawrenceville, New Jersey                                   08648
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code 609-896-7600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1.00 Par Value--17,127,859 shares as of August 14, 1998.


                                    INDEX


                                                                            Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Condensed Statements of Income (Unaudited) Three months ended
  July 3, 1998 and June 30, 1997 and six months ended July 3, 1998 and June 30, 1997

Consolidated Condensed Balance Sheets - July 3, 1998 (Unaudited) and
  December 31, 1997

Consolidated Condensed Statements of Cash Flows (Unaudited) - Six months ended
  July 3, 1998 and June 30, 1997

Notes to Consolidated Condensed Financial Statements (Unaudited) - July 3, 1998

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

SIGNATURES





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     Imo Industries Inc. and Subsidiaries
                 Consolidated Condensed Statements of Income
               (Dollars in thousands except per share amounts)

                                      Three Months Ended       Six Months Ended
                                      July 3,    June 30,     July 3,   June 30,
                                        1998       1997         1998      1997
--------------------------------------------------------------------------------
                                           (Unaudited)           (Unaudited)


Net Sales                           $ 81,084    $ 81,305    $164,115    $160,232
Cost of products sold                 54,637      55,508     110,923     109,807
--------------------------------------------------------------------------------

Gross Profit                          26,447      25,797      53,192      50,425

Selling, general and administrative
  expenses                            14,934      18,421      30,133      35,786
Research and development expenses      1,370       1,379       2,826       2,719
Unusual items                              -      (2,400)          -      10,500
--------------------------------------------------------------------------------

Income From Operations                10,143       8,397      20,233       1,420

Other expense (income), net            (248)       (164)       (167)       (104)
--------------------------------------------------------------------------------

Income (Loss) From Continuing
Operations Before Interest, Income
Taxes, and Extraordinary Item         10,391       8,561      20,400       1,524

Interest Expense                       5,876       6,892      11,732      13,611
--------------------------------------------------------------------------------

Income (Loss) From Continuing
Operations Before Income Taxes and
Extraordinary Item                    4,515       1,669       8,668     (12,087)

Income Tax Expense                       673         464       1,502       1,036
--------------------------------------------------------------------------------

Income (Loss) From Continuing
Operations Before Extraordinary Item  3,842       1,205       7,166     (13,123)

Income from Discontinued Operations        -       1,224           -       2,710

Extraordinary Item - Loss on
Extinguishment of Debt                     -           -      (5,603)          -
--------------------------------------------------------------------------------

Net Income (Loss)                   $ 3,842     $ 2,429     $ 1,563    $(10,413)
================================================================================

Earnings (Loss) per share, basic and diluted
      Continuing operations before
        extraordinary item           $  .22      $  .07      $  .42     $  (.77)
      Discontinued operations             -         .07           -         .16
      Extraordinary item                  -           -        (.33)          -
--------------------------------------------------------------------------------
      Net income (loss)              $  .22      $  .14      $  .09     $  (.61)
--------------------------------------------------------------------------------
Weighted average number of shares
  outstanding                     17,127,859  17,126,297  17,127,859  17,125,716
================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

*Restated to conform to 1998 presentation.  See Note C.



                     Imo Industries Inc. and Subsidiaries
                    Consolidated Condensed Balance Sheets
                  (Dollars in thousands except par value amounts)

                                             July 3,      December 31,
                                               1998           1997
-----------------------------------------------------------------------
                                               (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                      $  4,529     $    3,528
Trade accounts and notes receivable, less
  allowance of $1,376 in 1998 and $1,435         49,056         53,732
in 1997
Inventories-net                                  61,234         64,888
Prepaid expenses and other current assets        11,074         17,656
-----------------------------------------------------------------------
Total Current Assets                            125,893        139,804
Property, plant and equipment, net of
accumulated                                      59,626         61,409
  depreciation of $5,338 and $3,202,
respectively
Intangible assets, principally goodwill         232,675        233,054
Net assets of discontinued operations                53         14,927
Other assets                                     15,776         14,106
-----------------------------------------------------------------------
Total Assets                                   $434,023       $463,300
-----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable and current portion of          $  43,812      $  34,320
long-term debt
Trade accounts payable                           17,577         22,750
Accrued expenses and other liabilities           59,138         64,065
-----------------------------------------------------------------------
Total Current Liabilities                       120,527        121,135
Long-term debt                                  148,297        192,319
Other liabilities                                65,058         59,599
-----------------------------------------------------------------------
Total Liabilities                               333,882        373,053
-----------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value;
  5,000,000 shares authorized and unissued            -              -
Common stock: $1.00 par value; 25,000,000
  shares authorized; issued 17,127,859           17,128         17,128
Additional paid-in capital                      103,624        106,805
Retained earnings (deficit)                    (19,657)        (33,016)
Cumulative foreign currency translation
   adjustments                                    (954)           (670)
------------------------------------------------------------------------
Total Shareholders' Equity                      100,141          90,247
========================================================================
Total Liabilities and Shareholders'
  Equity                                       $434,023        $463,300
========================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.



                     Imo Industries Inc. and Subsidiaries
               Consolidated Condensed Statements of Cash Flows
                            (Dollars in thousands)


                                                     Six Months Ended
                                                July 3,          June 30,
                                                  1998              1997*
--------------------------------------------------------------------------
                                                          (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                $  1,563        $(10,413)
Adjustments to reconcile net income (loss)
to net cash provided by
   (used by) continuing operations:
      Discontinued operations                           -          (2,710)
      Depreciation and amortization                 5,925           6,472
      Extraordinary item                            5,603               -
      Unusual item                                      -          10,500
      Other                                            43             596
      Other changes in operating assets and
        liabilities:
            Accounts and notes receivable           4,624           (679)
            Inventories                             3,654         (2,452)
            Accounts payable and accrued
              expenses                            (13,139)          1,291
            Other operating assets and
              liabilities                           6,319            (934)
--------------------------------------------------------------------------
   Net cash provided by continuing operations      14,592           1,671
   Net cash used by discontinued operations          (955)         (1,260)
--------------------------------------------------------------------------

Net Cash Provided by  Operating Activities         13,637             411
--------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment         (3,322)         (3,338)
Proceeds from sale of business and
  property, plant and equipment                    30,738          15,045
Net cash used by discontinued operations           (1,164)         (2,205)
Other                                                  80             581
--------------------------------------------------------------------------

Net Cash Provided by Investing Activities          26,332          10,083
--------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in notes payable                           7,326           9,667
Proceeds from long-term borrowings                  1,601             119
Principal payments on long-term debt              (43,096)       (20,048)
Payment of premium on notes repurchased and
  debt financing costs                             (4,699)          (384)
Other                                                 (37)          (443)
--------------------------------------------------------------------------

Net Cash Used by Financing Activities             (38,905)       (11,089)
--------------------------------------------------------------------------
Effect of exchange rate changes on cash               (63)          (516)
--------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents    1,001         (1,111)

Cash and cash equivalents at beginning of period    3,528           1,419
--------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period       $  4,529         $   308
==========================================================================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                    $12,598         $16,544
      Income taxes                                $   613         $ 2,029

The accompanying notes are an integral part of these consolidated condensed financial statements.
* Reclassified to conform to 1998 presentation.  See Note C.


Imo Industries Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited with respect to July 3, 1998 and June 30, 1997 and the periods then ended.)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended July 3, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Fiscal Year End: Effective January 1, 1998, the Company adopted a "4-4-5" accounting calendar.

Change in Accounting Policies: The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," on January 1, 1998. For the second quarter of 1998, total comprehensive income was $3.9 million, compared to reported net income of $3.8 million. For the second quarter of 1997, total comprehensive income was $2.3 million, compared to reported net income of $2.4 million. For the six months ended July 3, 1998, total comprehensive income was $1.3 million, compared to reported net income of $1.6 million. For the six months ended June 30, 1997, total comprehensive loss was $12.6 million, compared to a reported net loss of $10.4 million.


NOTE B - ACQUISITION BY II ACQUISITION CORP.

On August 28, 1997, Colfax Corporation (formerly known as II Acquisition Corp.) acquired approximately 93% of the outstanding shares of common stock of the Company, pursuant to its tender offer for all outstanding shares of the common stock. The consideration paid was $7.05 per share of common stock or $112.1 million in total. The acquisition has been accounted for under the purchase method. On July 2, 1998, Colfax Corporation's wholly-owned subsidiary, Imo Merger Corp., merged with and into the Company, pursuant to a short-form merger under Delaware law ("back-end merger"). The Company was the surviving corporation in the back-end merger and as a result became a wholly-owned subsidiary of Colfax Corporation. The unaudited pro forma information for the six months ended June 30, 1997 set forth below gives effect to the acquisition, and the refinancing of the Company's domestic senior debt, in connection with the acquisition, as if they had occurred on January 1, 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the period presented.


                                               Six Months
(in thousands)                                 Ended June
                                                30, 1997
                                             ---------------

Net Sales                                          $160,232
Net Income (Loss)                                   (6,768)
Earnings (Loss) Per Share, basic and diluted          (.40)




NOTE C - DISCONTINUED OPERATIONS

On February 27, 1998, the Company completed the sale of its Roltra-Morse business segment to Magna International Inc. for cash of $30 million, plus the assumption of Roltra Morse's debt. The operating results of the Roltra-Morse segment have been segregated and reported as a discontinued operation in the accompanying Consolidated Condensed Statements of Income. Prior year financial statements have been reclassified to conform to the current year presentation.

The Company has also accounted for its former Electro-Optical Systems and Instrumentation business segments as discontinued operations. The sale of the Varo Electronic Systems division of the Electro-Optical Systems business and the sale of the Instrumentation business segment were completed in April 1997 and August 1997, respectively.

Net sales of the discontinued operations were $14.4 million and $95.1 million for the six months ended July 3, 1998 and June 30, 1997, respectively, and $47.0 million for the second quarter of 1997. Operating results of the discontinued operations resulted in net loss of $1.0 million and net income of $2.7 million for the six months ended July 3, 1998 and June 30, 1997, respectively, and $1.2 million for the second quarter of 1997. These operating results from discontinued operations include allocated interest expense of $.2 million for the six months ended July 3, 1998, and $1.4 million for the six months ended June 30, 1997.

Allocated interest expense includes interest on debt of the discontinued operations to be assumed by the buyer and an allocation of other consolidated interest expense to the discontinued operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus other consolidated debt.

The Company reviews quarterly the assumptions used in determining the estimated gain or loss from discontinued operations and the adequacy of the recorded liabilities. Management believes that the recorded amount of estimated liabilities related to the Discontinued Operations at July 3, 1998 is adequate, however, the amounts estimated may differ from actual results.


NOTE D - INVENTORIES

Inventories are summarized as follows:

                                              July 3,       December 31,
(in thousands)                                  1998            1997
                                            -------------   -------------
                                            (Unaudited)

Finished products                              $22,485         $18,823
Work in process                                 19,929          23,218
Materials and supplies                          19,928          23,481
                                             ----------       ---------
                                                62,342          65,522
Less customers' progress payments                1,108             634
                                             ==========       =========
                                               $61,234         $64,888
                                             ==========       =========


NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

As of July 3, 1998, the Company had revolver borrowings of $34 million and $16.6 million of outstanding standby letters of credit under the Company's existing credit agreement. In addition, $49.7 million of term loan borrowings were outstanding. The Company had $5.4 million in foreign short-term credit facilities with amounts outstanding at July 3, 1998 of $2.2 million. Due to the short-term nature of these debt instruments, it is the Company's opinion that the carrying amounts approximate fair value. The weighted average interest rate on short-term notes payable was 8.03% at July 3, 1998 and December 31, 1997.

In addition, the Company had outstanding $102 million of its 11.75% senior subordinated notes due in 2006, and $49.7 million of term loan borrowings. The sale of Roltra-Morse and the resultant reduction in domestic senior debt increased the Company's availability under its revolving credit facility, allowing it to purchase a portion of its 11.75% senior subordinated notes (the "Notes") in the open market. During the first quarter of 1998, the Company purchased, in the open market at a premium, Notes in the face amount of $33.1 million. As a result of the early extinguishment of these Notes and the prepayment of a portion of the term loan facility, an extraordinary charge of $5.6 million was recognized in the first quarter of 1998.


NOTE  F - CONTINGENCIES

Legal Proceedings

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 6,000 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that a few of the industrial and marine products formerly sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Claims against the Company and its subsidiary have been tendered to its insurers, who are defending pursuant to Defense and Indemnity Agreements and under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases, involving approximately 25,000 claimants, which have been "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

The Company is a defendant in a lawsuit brought in the Superior Court of New Jersey on April 3, 1998, which seeks damages in excess of $17 million for alleged problems associated with turbines sold to it in 1986 for use at a powerplant in Long Beach, California. The Company has few details of this matter other than as set forth in the complaint, however, the Company believes that there are legal and factual defenses to the claims and will defend the action vigorously.

On June 3, 1997 the Company was served with a complaint in a case brought in the Superior Court of New Jersey which alleges damages in excess of $10 million incurred as a result of losses under a Government Contract Bid transferred in connection with the sale of the Company's former Electro-Optical Systems business. The Electro-Optical Systems business was sold in a transaction that closed on June 2, 1995. The sales contract provided certain representations and warranties as to the status of the business at the time of sale. The complaint alleges that the Company failed to provide notice of a "reasonably anticipated loss" under a bid that was pending at the time of the transfer of the business. The contract was subsequently awarded to the Company's Varo subsidiary and thereafter transferred to the buyer of the Electro-Optical Systems business. The complaint alleges among other matters, breach of contract, fraud, and negligent misrepresentation. The case is in the preliminary stages of pleading but the Company believes that there are legal and factual defenses to the claims and intends to defend the action vigorously.

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


Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the three and six months ended July 3, 1998. This section should be read in conjunction with the Company's 1997 Form 10-K Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Events

Merger: On August 28, 1997, II Acquisition Corp. acquired approximately 93% of the outstanding shares of common stock of Imo Industries Inc. ("Imo") pursuant to its tender offer for all outstanding shares of the common stock. The consideration paid was $7.05 per share of common stock or $112.1 million in total. The acquisition has been accounted for under the purchase method. On July 2, 1998, II Acquisition Corp's wholly-owned subsidiary, Imo Merger Corp., merged with and into Imo, pursuant to a short-form merger under Delaware law ("back-end merger"). Imo was the surviving corporation in the back-end merger and as a result became a wholly-owned subsidiary of II Acquisition Corp.

New York Stock Exchange: Imo delisted its Common Stock from the New York Stock Exchange on July 2, 1998. The Common Stock was deregistered under the Securities Exchange Act of 1934.

Consent Solicitation: On April 14, 1998, the Company commenced a consent solicitation, seeking consents from the holders of the Company's 11 3/4% Senior Subordinated Notes due 2006 ("the Notes") to certain amendments to the Indenture governing the Notes. The proposed amendments would permit the Company to complete the back-end merger with and into a wholly owned subsidiary of II Acquisition Corp. On May 6, 1998, the Company received sufficient consents to effect the proposed amendments, and entered into a Supplemental Indenture with respect to such amendments. The Company paid an aggregate of $483,650 to holders of Notes in connection with the solicitation.

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

Three Months Ended July 3, 1998 Compared to Three  Months Ended June 30, 1997
-----------------------------------------------------------------------------

Sales. Net sales from continuing operations for the second quarter of 1998 were $81.1 million compared with $81.3 million in the comparable 1997 period. Second quarter 1998 net sales increased 4.8% and 2.4% for the Pumps and Morse Controls segments, respectively and decreased 10.1% for the Power Transmission segment, compared to the prior year period. The increases in the Pumps and Morse Controls segments are due to increases in volume of shipments and new products. The decrease at the Power Transmission segment is primarily due to the sale of the Delroyd product line, which was sold on December 31, 1997.

Gross Profit. Gross profit increased as a percentage of sales to 32.6% for the second quarter of 1998 compared with 31.7% in the second quarter of 1997. The higher gross profit was the result of productivity improvements in each segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 18.4% for the second quarter of 1998 compared with 22.7% in the second quarter of 1997. The decreased expenses as a percentage of sales in 1998 were due to the effects of Company-wide cost reduction programs instituted in August of 1997, offset by increased goodwill amortization resulting from the purchase of the Company by II Acquisition Corp.

Unusual Item. On July 15, 1997, the Company agreed to settle with International Insurance Company by dropping an appeal and paid a reduced amount on July 30, 1997 in complete settlement of all outstanding amounts. As a result of the settlement, the Company recorded a favorable adjustment of $2.4 million as an unusual item in the second quarter of 1997.

Interest Expense. Average borrowings in the second quarter of 1998 were approximately $77 million lower than the second quarter of 1997. Total interest expense (before allocation to discontinued operations) was $5.9 million for the second quarter of 1998 compared with $7.1 million for the same period in 1997. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $.2 million for the second quarter of 1997.

Provision for Income Taxes. Income tax expense for continuing operations was $0.7 million and $0.5 million for the second quarters of 1998 and 1997, respectively. These amounts represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings.

Income from Continuing Operations. The Company had net income from continuing operations of $3.8 million, or $0.22 per share, for the second quarter of 1998, compared with net income of $1.2 million, or $0.07 per share, for the comparable 1997 period.

Income  (Loss)  from   Discontinued   Operations.   There  was  no  income  from
discontinued operations for the second quarter of 1998 compared with income of $1.2 million for the second quarter of 1997.

Net Income (Loss). The net income in the second quarter of 1998 was $3.8 million, or $0.22 per share, compared with net income of $2.4 million, or $0.07 per share, in the comparable 1997 period.

Six Months Ended July 3, 1998 Compared to Six Months Ended June 30, 1997
------------------------------------------------------------------------

Sales. Net sales from continuing operations for the six months ended July 3, 1998 were $164.1 million, an increase of 2.4%, compared with $160.2 million in the comparable 1997 period. Increases in the volume of shipments and new products provided this growth. Net sales for the six months ended July 3, 1998 increased 5.4% and 6.0% for the Pumps and Morse Controls segments, respectively. Net sales decreased 5.7% for the Power Transmission segment, compared to the prior year period. The increases in the Pumps and Morse Controls segments are due to increases in volume of shipments and new products. The decrease at the Power Transmission segment is primarily due to the sale of the Delroyd product line, which was sold on December 31, 1997.

Gross Profit. Gross profit increased as a percentage of sales to 32.4% for the six months ended July 3, 1998 compared with 31.5% for the comparable period in 1997. The higher gross profit was the result of increased sales volume and productivity improvements in each segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 18.4% for the six months ended July 3, 1998 compared with 22.3% in the comparable period in 1997. The decreased expenses as a percentage of sales in 1998 were due to increased sales volume and the effects of Company-wide cost reduction programs instituted in August of 1997, offset by increased goodwill amortization resulting from the purchase of the Company by II Acquisition Corp.

Unusual Item. In the first six months of 1997, the Company recorded an unusual charge of $10.5 million, as a result of the reinstatement of a judgment, plus interest to date, against the Company in favor of International Insurance Company.

Interest Expense. Average borrowings for the six months ended July 3, 1998 were approximately $108 million lower than the comparable period in 1997. Total interest expense (before allocation to discontinued operations) was $11.9 million for the six months ended July 3, 1998 compared with $15.0 million for the same period in 1997. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $.2 million and $1.4 million for the first six months of 1998 and 1997, respectively.

Provision for Income Taxes. Income tax expense for continuing operations was $1.5 million and $1.0 million for the six months ended July 3, 1998 and June 30, 1997, respectively. These amounts represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings.

Income from Continuing Operations. The Company had net income from continuing operations of $7.2 million, or $.42 per share, for the six months ended July 3, 1998, compared with a net loss of $13.1 million, or $.77 per share, for the comparable 1997 period.

Income (Loss) from Discontinued Operations. Roltra-Morse's net loss of $1 million, which includes $.2 million of allocated interest, was included with the net book value of the assets on the date of sale February 27, 1998. Therefore, there was no income from discontinued operations for the first six months of 1998 compared with income of $2.7 million for the first six months of 1997.

Extraordinary Item. In March 1998, the Company purchased, in the open market at a premium, Notes in the face amount of $33.1 million. As a result of the early extinguishment of these Notes and the prepayment of a portion of the term loan, an extraordinary charge of $5.6 million was recognized in the six months ended July 3, 1998.

Net Income (Loss). The net income for the six months ended July 3, 1998 was $1.6 million, or $0.09 per share, compared with a net loss of $10.4 million, or $0.61 per share, in the comparable 1997 period.


Liquidity and Capital Resources

Short-term and Long-term Debt

As of July 3, 1998, Imo had revolver borrowings of $34 million and $16.6 million of outstanding standby letters of credit. Imo had $5.4 million in foreign short-term credit facilities with amounts outstanding at July 3, 1998 of $2.2 million. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value. The weighted-average interest rate on short-term notes payable was 8.03% at July 3, 1998.

In addition, the Company had outstanding $102 million of its 11.75% senior subordinated notes due in 2006, and $49.7 million of term loan borrowings.

Cash Flow

The Company's operating activities provided net cash of $13.6 million in the six months of 1998, compared with cash provided of $0.4 million in the comparable 1997 period. The cash provided by operating activities in 1998 was attributable to net operating profits and the decrease in working capital in the period, due to a decrease in accounts receivable, inventories, and other current assets, offset by a decrease in accounts payable and accrued expenses. For the six months ended July 3, 1998, total debt reduction was $34.2 million, $30 million of which was provided by the sale of Roltra-Morse. Cash and cash equivalents were $4.5 million at July 3, 1998 compared with $3.5 million at December 31, 1997.

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

The Company is filing this report pursuant to the filing requirements related to the 11-3/4% Senior Subordinated Debentures due in 2006.





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

Item 6.     Exhibits and Reports on Form 8-K.

           (a) Exhibits:

           The following exhibits are being filed as part of this Report:

       Exhibit No.      Description


       10.27 (F) Fifth Amendment to Credit and Guaranty Agreement dated as of June 1, 1998

       27          Financial Data Schedule as of July 3, 1998


            (b) Reports on Form 8-K:

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

On July 2, 1998, the Company filed a report on Form 8-K, reporting under Item 5, that II Acquisition Corp., an affiliate of Constellation Capital, completed its acquisition of Imo Industries Inc.






                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




           Imo Industries Inc.

(Registrant)



Date: August 14, 1998
                                                 /s/ JOHN A.YOUNG
                                                     John A. Young
                                                  Chief Financial Officer




Date: August 14, 1998
                                               /s/  G. SCOTT FAISON
                                                    G. Scott Faison
                                                 Corporate Controller