Form 10-Q
period 1998-10-02
IMO INDUSTRIES INC
filed 1998-11-16
CIK 804151

UNITED STATES

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1998

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from _______________ to _________________




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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1.00 Par Value--17,127,859 shares as of November 16, 1998.

                                      INDEX


                                                                            Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

      Consolidated Condensed Statements of Income (Unaudited) Three months ended
        October 2, 1998 and September 30, 1997 and nine months ended October 2, 1998 and September 30, 1997

      Consolidated Condensed Balance Sheets - October 2, 1998 (Unaudited) and December 31, 1997

      Consolidated Condensed Statements of Cash Flows (Unaudited) Nine months ended October 2, 1998 and September 30, 1997

      Notes to Consolidated Condensed Financial Statements (Unaudited) -
        October 2, 1998

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      Imo Industries Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
                 (Dollars in thousands except per share amounts)

                                    Three Months Ended      Nine Months Ended
                             October 2,  September 30,  October 2, September 30,
                                   1998         1997*        1998        1997*

------------------------------------------------------------------------------
                                              (Unaudited)           (Unaudited)

Net Sales                         $ 75,464    $ 76,735   $ 239,579   $ 236,967
Cost of products sold               51,417      54,969     162,340     164,776
-------------------------------------------------------------------------------

Gross Profit                        24,047      21,766      77,239      72,191

Selling, general and administrative
  expenses                          12,774      16,189      42,907      51,975
Research and development expenses    1,318       1,417       4,144       4,136
Unusual items                            -      20,844           -      31,344
-------------------------------------------------------------------------------

Income (Loss) From Operations        9,955     (16,684)     30,188     (15,264)

Other expense (income), net           (294)       (104)       (461)       (208)
-------------------------------------------------------------------------------

Income (Loss) From Continuing
  Operations Before Interest, Income
  Taxes, and Extraordinary Item     10,249     (16,580)     30,649     (15,056)

Interest Expense                     5,132       6,737      16,864      20,348
-------------------------------------------------------------------------------

Income (Loss) From Continuing
  Operations Before Income Taxes and
  Extraordinary Item                 5,117     (23,317)     13,785     (35,404)

Income Tax Expense                   1,345         528       2,847       1,564
-------------------------------------------------------------------------------

Income (Loss) From Continuing
  Operations Before
  Extraordinary Item                 3,772     (23,845)     10,938     (36,968)


Income from Discontinued Operations      -      (9,198)          -      (6,488)

Extraordinary Item - Loss on
Extinguishment of Debt              (1,114)       (287)     (6,717)       (287)
-------------------------------------------------------------------------------

Net Income (Loss)                  $ 2,658   $ (33,330)    $ 4,221   $ (43,743)
===============================================================================

Earnings (Loss) per share, basic and diluted
  Continuing operations before
    extraordinary item              $  .22   $   (1.39)    $  .64    $   (2.16)
  Discontinued operations                 -       (.54)         -         (.37)
  Extraordinary item                   (.06)      (.02)      (.39)        (.02)
-------------------------------------------------------------------------------
  Net income (loss)                 $  .16   $   (1.95)    $  .25     $  (2.55)

-------------------------------------------------------------------------------
Weighted average number of shares
  outstanding                   17,127,859   17,127,547  17,127,859  17,126,359
===============================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.
*Restated to conform to 1998 presentation.  See Note B.



                      Imo Industries Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                 (Dollars in thousands except par value amounts)

                                              October 2,    December 31,
                                                 1998           1997
-------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                      $  4,393     $    3,528
Trade accounts and notes receivable, less
  allowance of $1,182 in 1998 and $1,435         45,973         53,732
in 1997
Inventories-net                                  56,689         64,888
Prepaid expenses and other current assets        12,477         17,656
-----------------------------------------------------------------------
Total Current Assets                            119,532        139,804
Property, plant and equipment, net of
accumulated                                      59,230         61,409
  depreciation of $6,631 and $3,202,
respectively
Net Intangible assets, principally              235,392        233,054
goodwill
Net assets of discontinued operations                83         14,927
Other assets                                     14,914         14,106
-----------------------------------------------------------------------
Total Assets                                   $429,151       $463,300
-----------------------------------------------------------------------

-----------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable and current portion of          $  42,556      $  34,320
long-term debt
Trade accounts payable                           15,766         22,750
Accrued expenses and other liabilities           67,607         64,065
-----------------------------------------------------------------------
Total Current Liabilities                       125,929        121,135
Long-term debt                                  136,419        192,319
Other liabilities                                63,061         59,599
-----------------------------------------------------------------------
Total Liabilities                               325,409        373,053
-----------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value;
5,000,000 shares
 authorized and unissued                              -              -
Common stock: $1.00 par value; 25,000,000
shares
authorized; issued 17,127,859                    17,128         17,128
Additional paid-in capital                      103,624        106,805
Retained earnings (deficit)                    (16,999)        (33,016)
Accumulated other comprehensive income             (11)           (670)
------------------------------------------------------------------------
Total Shareholders' Equity                      103,742          90,247
========================================================================
Total Liabilities and Shareholders'            $429,151        $463,300
Equity
========================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      Imo Industries Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)


                                                       Nine Months Ended
                                                October 2,     September 30,
                                                    1998           1997*
----------------------------------------------------------------------------
                                                         (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                $  4,221      $  (43,743)
Adjustments to reconcile net income (loss)
to net cash provided by
   (used by) continuing operations:
      Discontinued operations                           -           6,488
      Depreciation and amortization                 8,895           9,971
      Extraordinary item                            6,717             287
      Unusual items                                     -          31,344
      Other                                           (67)            453
      Other changes in operating assets and liabilities:
            Accounts and notes receivable           7,817            (404)
            Inventories                             8,199            (593)
            Accounts payable and accrued           (7,863)        (31,435)
              expenses
            Other operating assets and              1,445          (1,895)
              liabilities
--------------------------------------------------------------------------
   Net cash provided by (used by)                  29,364         (29,527)
     continuing operations
   Net cash (used by) provided by                  (1,035)          4,600
     discontinued operations
--------------------------------------------------------------------------

Net Cash Provided by (Used by) Operating           28,329         (24,927)
  Activities
--------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment         (4,339)         (5,182)
Proceeds from sale of businesses and               30,038         110,691
  property, plant and equipment
Net cash used by discontinued operations           (1,164)         (5,482)
Other                                                  80             478
--------------------------------------------------------------------------

Net Cash Provided by Investing Activities          24,615         100,505
--------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase (decrease) in notes payable                5,693         (17,568)
Proceeds from long-term borrowings                  1,601             119
Principal payments on long-term debt              (54,771)        (39,695)
Payment of premium on notes repurchased and        (4,699)         (3,473)
debt financing costs
Other                                                 (37)           (194)
--------------------------------------------------------------------------

Net Cash Used by Financing Activities             (52,213)        (60,811)
--------------------------------------------------------------------------
Effect of exchange rate changes on cash               134            (700)
--------------------------------------------------------------------------
Increase  in Cash and Cash Equivalents                865          14,067
Cash and cash equivalents at beginning of           3,528           1,419
period
--------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period       $  4,393       $  15,486
==========================================================================

Supplemental disclosures of cash flow
information:
   Cash paid during the period for:
      Interest                                   $ 14,965       $  20,143
      Income taxes                               $  1,922       $   2,848

The accompanying notes are an integral part of these consolidated condensed financial statements.
* Reclassified to conform to 1998 presentation.  See Note B.


Imo Industries Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited with respect to October 2, 1998 and September 30, 1997 and the periods then ended.)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended October 2, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Fiscal Year End: Effective January 1, 1998, the Company adopted a "4-4-5" accounting calendar.

Change in Accounting Policies: The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," on January 1, 1998. For the third quarter of 1998, total comprehensive income was $3.6 million, compared to reported net income of $2.7 million. For the third quarter of 1997, total comprehensive loss was $28.9 million, compared to a reported net loss of $33.3 million. For the nine months ended October 2, 1998, total comprehensive income was $4.9 million, compared to reported net income of $4.2 million. For the nine months ended September 30, 1997, total comprehensive loss was $41.5 million, compared to a reported net loss of $43.7 million.


NOTE B - DISCONTINUED OPERATIONS

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

Net sales of the discontinued operations were $14.4 million and $126.3 million for the nine months ended October 2, 1998 and September 30, 1997, respectively, and $31.2 million for the third quarter of 1997. Operating results of the discontinued operations resulted in net loss of $1.0 million and net income of $2.4 million for the nine months ended October 2, 1998 and September 30, 1997, respectively, and a net loss of $.3 million for the third quarter of 1997. These operating results from discontinued operations include allocated interest expense of $.2 million for the nine months ended October 2, 1998, $1.9 million for the nine months ended September 30, 1997, and $.5 million for the third quarter of 1997.

Based on its quarterly review of the assumptions used in determining the estimated loss from discontinued operations, the Company recorded a charge of $8.4 million in the third quarter of 1997. This charge related to changes in estimates on legal and other reserve requirements of its former Electro-Optical and Turbomachinery businesses.

Allocated interest expense includes interest on debt of the discontinued operations to be assumed by the buyer and an allocation of other consolidated interest expense to the discontinued operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus other consolidated debt.


NOTE C - INVENTORIES

Inventories are summarized as follows:

                                             October 2,     December 31,
(in thousands)                                  1998            1997
                                            -------------   -------------
                                            (Unaudited)

Finished products                              $20,710         $18,823
Work in process                                 18,529          23,218
Materials and supplies                          18,717          23,481
                                             ----------       ---------
                                                57,956          65,522
Less customers' progress payments                1,267             634
                                             ==========       =========
                                               $56,689         $64,888
                                             ==========       =========


NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

As of October 2, 1998, the Company had revolver borrowings of $33 million and $15.5 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $5.5 million in foreign short-term credit facilities with amounts outstanding at October 2, 1998 of $1.6 million. Due to the short-term nature of these debt instruments, it is the Company's opinion that the carrying amounts approximate fair value. The weighted average interest rate on short-term notes payable was 7.86% at October 2, 1998 and 8.03% at December 31, 1997.

In addition, the Company had outstanding $92.5 million of its 11.75% senior subordinated notes due in 2006, and $48.5 million of term loan borrowings. The sale of Roltra-Morse and the resultant reduction in domestic senior debt increased the Company's availability under its revolving credit facility, allowing it to purchase a portion of its 11.75% senior subordinated notes (the "Notes") in the open market. During the first and third quarters of 1998, the Company purchased, in the open market at a premium, Notes in the face amounts of $33.1 million and $9.5 million, respectively. As a result of the early extinguishment of these Notes and the prepayment of a portion of the term loan facility, extraordinary charges of $5.6 million and $1.1 million were recognized in the first and third quarters of 1998, respectively.


NOTE E - CONTINGENCIES

Legal Proceedings

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 6,000 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that a few of the industrial and marine products formerly sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Claims against the Company and its subsidiary have been tendered to its insurers, who are defending pursuant to Defense and Indemnity Agreements and under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases, involving approximately 26,000 claimants, which have been "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

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


Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the three and nine months ended October 2, 1998. This section should be read in conjunction with the Company's 1997 Form 10-K Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Events

Merger:  On  August  28,  1997,  Colfax  Corporation  (previously  known  as  II
Acquisition Corp.) acquired approximately 93% of the outstanding shares of common stock of Imo Industries Inc. ("Imo") pursuant to its tender offer for all outstanding shares of the common stock. The consideration paid was $7.05 per share of common stock or $112.1 million in total. The acquisition has been accounted for under the purchase method. On July 2, 1998, Colfax Corporation's wholly-owned subsidiary, Imo Merger Corp., merged with and into Imo, pursuant to a short-form merger under Delaware law ("back-end merger"). Imo was the surviving corporation in the back-end merger and as a result became a wholly-owned subsidiary of Colfax Corporation.

New York Stock Exchange: Imo delisted its Common Stock from the New York Stock Exchange on July 2, 1998. The Common Stock was deregistered under the Securities Exchange Act of 1934.

Consent Solicitation: On April 14, 1998, the Company commenced a consent solicitation, seeking consents from the holders of the Company's 11 3/4% Senior Subordinated Notes due 2006 ("the Notes") to certain amendments to the Indenture governing the Notes. The proposed amendments would permit the Company to complete the back-end merger with and into a wholly owned subsidiary of Colfax Corporation. On May 6, 1998, the Company received sufficient consents to effect the proposed amendments, and entered into a Supplemental Indenture with respect to such amendments. The Company paid an aggregate of $483,650 to holders of Notes in connection with the solicitation.

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

Three Months Ended October 2, 1998 Compared to Three Months Ended
  September 2, 1997

Sales. Net sales from continuing operations for the third quarter of 1998 were $75.5 million compared with $76.7 million in the comparable 1997 period. Third quarter 1998 net sales increased 10.7% for the Pumps segments and decreased 4.5% and 12.0% for the Morse Controls and Power Transmission segments, respectively, compared to the prior year period. The increase in the Pumps segment is due to the increase in the volume of shipments and new products. The decrease in the Morse Controls segment is primarily due to unfavorable foreign currency fluctuations and the sale of the conveyor business in Germany on July 31, 1998. The decrease in the Power Transmission segment is primarily due to the sale of the Delroyd product line, which was sold on December 31, 1997.

Gross Profit. Gross profit increased as a percentage of sales to 31.9% for the third quarter of 1998 compared with 28.4% in the third quarter of 1997. The higher gross profit was the result of productivity improvements in each segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 16.9% for the third quarter of 1998 compared with 21.1% in the third quarter of 1997. The decreased expenses as a percentage of sales in 1998 were due to the effects of Company-wide cost reduction programs instituted in August of 1997, offset by increased goodwill amortization resulting from the purchase of the Company by Colfax Corporation

Unusual Items. The Company recorded unusual charges of $21.6 million in the third quarter of 1997. Of these charges, $16.6 million was related to the sale of the Company and $5 million was related to additional legal provisions concerning certain litigation matters.

Interest Expense. Average borrowings in the third quarter of 1998 were approximately $98 million lower than the third quarter of 1997. Total interest expense (before allocation to discontinued operations) was $5.1 million for the third quarter of 1998 compared with $6.7 million for the same period in 1997. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $.5 million for the third quarter of 1997.

Provision for Income Taxes. Income tax expense for continuing operations was $1.3 million and $0.5 million for the third quarters of 1998 and 1997, respectively. These amounts represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings.

Income from Continuing Operations. The Company had net income from continuing operations of $3.7 million, or $0.22 per share, for the third quarter of 1998, compared with a net loss of $23.8 million, or $1.39 per share, for the comparable 1997 period.

Income  (Loss)  from   Discontinued   Operations.   There  was  no  income  from
discontinued operations for the third quarter of 1998 compared with a loss of $9.2 million for the third quarter of 1997.

Extraordinary Item. During the third quarter of 1998, the Company purchased, in the open market at a premium, Notes in the face amount of $9.5 million. As a result of the early extinguishment of these Notes, an extraordinary charge of $1.1 million was recognized in the third quarter of 1998. On August 29, 1997, $67.9 million was prepaid of the New Credit Agreement resulting in an extraordinary charge of $0.3 million, representing the write-off of previously deferred loan costs.

Net Income (Loss). The net income in the third quarter of 1998 was $2.7 million, or $0.16 per share, compared with a net loss of $33.3 million, or $1.95 per share, in the comparable 1997 period.

Nine Months Ended October 2, 1998 Compared to Nine Months Ended
  September 30, 1997

Sales. Net sales from continuing operations for the nine months ended October 2, 1998 were $239.6 million, an increase of 1.1%, compared with $237.0 million in the comparable 1997 period. Net sales for the nine months ended October 2, 1998 increased 7.1% and 2.6% for the Pumps and Morse Controls segments, respectively. Net sales decreased 7.8% for the Power Transmission segment, compared to the prior year period. The increases in the Pumps and Morse Controls segments are due to increases in volume of shipments and new products. The decrease at the Power Transmission segment is primarily due to the sale of the Delroyd product line, which was sold on December 31, 1997.

Gross Profit. Gross profit increased as a percentage of sales to 32.2% for the nine months ended October 2, 1998 compared with 30.5% for the comparable period in 1997. The higher gross profit was the result of productivity improvements in each segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 17.9% for the nine months ended October 2, 1998 compared with 21.9% in the comparable period in 1997. The decreased expenses as a percentage of sales in 1998 were due to increased sales volume and the effects of Company-wide cost reduction programs instituted in August of 1997, offset by increased goodwill amortization resulting from the purchase of the Company by Colfax Corporation.

Unusual Items. The Company recorded unusual charges of $32.1 million in the nine months ended September 30, 1997. Of these charges, $10.5 million related to the International judgment, $16.6 million was related to the sale of the Company and $5 million was related to additional legal provisions concerning certain litigation matters.

Interest Expense. Average borrowings for the nine months ended October 2, 1998 were approximately $97 million lower than the comparable period in 1997. Total interest expense (before allocation to discontinued operations) was $16.9 million for the nine months ended October 2, 1998 compared with $20.3 million for the same period in 1997. Interest expense for continuing operations excludes a general interest allocation to the discontinued operations of $.2 million and $1.9 million for the first nine months of 1998 and 1997, respectively.

Provision for Income Taxes. Income tax expense for continuing operations was $2.8 million and $1.6 million for the nine months ended October 2, 1998 and September 30, 1997, respectively. These amounts represent current tax expense for foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its domestic earnings.

Income from Continuing Operations. The Company had net income from continuing operations of $10.9 million, or $0.64 per share, for the nine months ended October 2, 1998, compared with a net loss of $37.0 million, or $2.16 per share, for the comparable 1997 period.

Income (Loss) from Discontinued Operations. Roltra-Morse's net loss of $1 million, which includes $.2 million of allocated interest, was included with the net book value of the assets on the date of sale February 27, 1998. Therefore, there was no income from discontinued operations for the first nine months of 1998 compared with a loss of $6.5 million for the first nine months of 1997.

Extraordinary Item. During the nine months ended October 2, 1998, the Company purchased, in the open market at a premium, Notes in the face amounts of $42.6 million. As a result of the early extinguishment of these Notes and the prepayment of a portion of the term loan facility, extraordinary charges of $6.7 million were recognized in the nine months ended October 2, 1998. On August 29, 1997, $67.9 million was prepaid of the New Credit Agreement resulting in an extraordinary charge of $0.3 million, representing the write-off of previously deferred loan costs.

Net Income (Loss). The net income for the nine months ended October 2, 1998 was $4.2 million, or $0.25 per share, compared with a net loss of $43.7 million, or $2.55 per share, in the comparable 1997 period.


Liquidity and Capital Resources

Short-term and Long-term Debt

As of October 2, 1998, Imo had revolver borrowings of $33 million and $15.5 million of outstanding standby letters of credit. Imo had $5.5 million in foreign short-term credit facilities with amounts outstanding at October 2, 1998 of $1.6 million. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value. The weighted-average interest rate on short-term notes payable was 7.86% at October 2, 1998.

In addition, the Company had outstanding $92.5 million of its 11.75% senior subordinated notes due in 2006, and $48.5 million of term loan borrowings.

Cash Flow

The Company's operating activities provided net cash of $28.3 million in the nine months of 1998, compared with cash used of $24.9 million in the comparable 1997 period. The cash provided by operating activities in 1998 was attributable to net operating profits and the decrease in working capital in the period, due to a decrease in accounts receivable, inventories, and other current assets, offset by a decrease in accounts payable. For the nine months ended October 2, 1998, total debt reduction was $47.5 million, $30 million of which was provided by the sale of Roltra-Morse. Cash and cash equivalents were $4.4 million at October 2, 1998 compared with $3.5 million at December 31, 1997.

The sale of the Roltra-Morse business segment has improved the Company's liquidity position. Management believes that cash flow from operations and cash available from unused credit facilities will be sufficient to meet the Company's foreseeable liquidity needs.


Year 2000 Compliance

The Company has conducted a review of the software, databases, microcode, hardware, systems and devices with date-related functionality (collectively, "Systems") used in the businesses of Imo (whether used on a stand-alone basis or in combination with other software, hardware, systems or devices), and has taken, or is in the process of taking, all steps that the Company believes are necessary or appropriate to ensure that such Systems accurately process all dates, including those before, on or after January 1, 2000, without loss of functionality, interoperability or performance. The Company has assessed the impact of the Year 2000 issue on its embedded Systems and is not currently aware of any material risks. Although all such embedded Systems are not presently Year 2000 compliant, the Company believes it has identified all non-compliant embedded Systems and is seeking solutions to make such systems Year 2000 compliant. The Company has assessed the impact of the Year 2000 issue upon those third parties with which the Company has a material relationship, and the Company is not currently aware of any material third-party risks resulting from the Year 2000 issue.

The Company estimates that the aggregate cost of investigating and remediating (where required) any Year 2000 issues relating to its businesses will be less than $500,000. In most cases, the Company believes that the only remediation measures required to address the Year 2000 issue are widely available software upgrades for its purchase and accounting systems. Due to the nature of its businesses, the Company does not believe that its customers or suppliers will be materially adversely affected by the Year 2000 issue. Although the Company's Boston Gear business unit relies to a significant extent on online ordering, the Company does not believe that the Year 2000 issue will materially adversely affect the Company's business or results of operations.

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

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings.

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference, and to Note E in Part I of this Form 10-Q Report.

Item 6.     Exhibits and Reports on Form 8-K.

           (a) Exhibits:

           The following exhibits are being filed as part of this Report:

       Exhibit No.      Description


            27          Financial Data Schedule as of October 2, 1998


         (b) Reports on Form 8-K:

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




           Imo Industries Inc.

(Registrant)



Date:  November 16, 1998
                                              /s/    JOHN A. YOUNG
                                                     John A. Young
                                                     Chief Financial Officer




Date:  November 16, 1998
                                              /s/   G. SCOTT FAISON
                                                    G. Scott Faison
                                                    Corporate Controller