Form 10-K405
period 1998-12-31
IMO INDUSTRIES INC
filed 1999-04-01
CIK 804151

UNITED STATES

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

For the fiscal year ended           December 31, 1998
                          -------------------------------------------------
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:  None

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of Registrant's knowledge, in this Form 10-K or any amendment to this Form 10-K. (X )

Shares of Registrant's common stock, $.01 par value, outstanding as of
March 24, 1999 ............................................................100

                       DOCUMENTS INCORPORATED BY REFERENCE

Identification of Documents                  Part into which Incorporated
         None




                                     PART I

Item 1. Business.


General

Imo Industries Inc. (hereinafter with its subsidiaries referred to as the "Company") is an integrated multinational manufacturer of a broad range of engineered industrial products designed primarily to transfer liquids or regulate and control motion in a variety of industrial applications. The Company markets its products on a worldwide basis to a diverse customer base. The Company operates in two distinct industry segments:
Fluid Handling and Industrial Positioning.

      Fluid Handling. The Fluid Handling segment designs and produces a broad range of pumps, including screw, centrifugal and gear pumps. The pumps designed and produced by the Fluid Handling segment serve a variety of applications in the following industries: chemicals, marine and offshore engineering, energy and power generation, sewage and environmental engineering, pulp and paper, water treatment and other process industries. In Fluid Handling, the Company markets its products principally under the Imo and Warren brand names.

      Industrial Positioning. The Industrial Positioning segment designs and produces a wide range of power transmission and motion control products, including enclosed gear drives, speed reducers, open gearing components, AC and DC motor controllers, push-pull cable and remote control systems. In Industrial Positioning, the Company believes that Boston Gear and Morse Controls are sales leaders in their respective market segments. Boston Gear products have applications in a wide range of industrial manufacturing operations, ranging from packaging machinery and equipment to integrated steel and pulp and paper mills. Morse Controls products are sold into a variety of end use markets with a concentration in the mobile equipment, marine and aviation sectors.

The Company's previously sold Roltra Morse, Instrumentation, Electro-Optical Systems and Turbomachinery businesses are accounted for as discontinued operations and, accordingly, have been excluded from the Company's segments. The Company sold its Roltra Morse business on February 27, 1998. The remainder of the Electro-Optical Systems business and the Instrumentation business were sold in 1997.

History

The Company, founded in 1901 in the United States by Dr. Carl Gustaf Patrick de Laval, a Swedish scientist, was incorporated in Delaware on March 2, 1959. The Company was acquired by Transamerica Corporation ("Transamerica") in 1963, and in 1964, Transamerica merged its existing wholly owned manufacturing subsidiary, General Metals Corporation, into the Company. At the close of business on December 18, 1986, Transamerica distributed all of the issued and outstanding shares of the Company common stock to holders of record of Transamerica common stock on the basis of one share of Company common stock for each ten shares of Transamerica common stock held (the "Distribution") and since that time the Company has operated on a stand-alone basis.

On August  28,  1997,  Colfax  Corporation  ("Colfax"),  previously  known as II
Acquisition Corp., acquired approximately 93% of the Company's outstanding shares of common stock pursuant to its tender offer for all outstanding shares of common stock of the Company (the "Acquisition"). The consideration paid was $7.05 per share of common stock or $112.1 million in total. On July 2, 1998, Imo Merger Corp., a wholly owned subsidiary of Colfax, merged with and into Imo, pursuant to a short-form merger under Delaware law ("back-end merger"). The Company was the surviving corporation in the back-end merger and as result became a wholly owned subsidiary of Colfax.

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

Fluid Handling
The Fluid Handling business segment is a leading worldwide manufacturer of rotary screw pumps. The three businesses that comprise the Fluid Handling segment -- Imo Pump, Imo AB, and Warren Pumps Inc. -- design and manufacture screw-type fuel, lube oil and hydraulic pumps for use primarily by the marine, process, oil and gas and elevator industries. The segment's three-screw pumps are the leading low-noise-level pumps used in United States Navy vessels and in many commercial vessels. These pumps are also used to power hydraulic elevators, lubricate diesel engines and fuel gas turbines. The segment's two-screw pumps are used by the pulp and paper industry and in other high-viscosity process applications.

Industrial Positioning
The Industrial Positioning business segment produces speed reducers and loose gearing, and precision mechanical and electronic control products and systems that are recognized as leading products in their market niches. This segment is comprised of three units: Boston Gear, a leading producer of gears and speed reducers, Fincor Electronics, a producer of adjustable-speed motor controllers, and Morse Controls, a manufacturer of push-pull cable and control systems. Speed reducers are used to reduce the output speed and increase the torque of power trains in numerous products, ranging from industrial machinery to exercise treadmills. Adjustable-speed motor controllers are used for the accurate control of electric motor speed, torque, shaft position and direction of rotation in applications such as ski lifts, textile machinery, overhead cranes, and large printing presses. These operations also produce worm gear sets used as speed reducers by original equipment manufacturers and by oil and gas and industrial machinery customers. Push-pull cable and control systems are used to control and actuate functions, such as steering and valve adjustment, as an alternative to electrical systems. Applications include throttle control and steering systems for both off-the-road vehicles and pleasure boats.

Discontinued Operations

In August 1997 and in February 1998, the Company sold its Instrumentation and Roltra Morse businesses, respectively. In accordance with APB Opinion No. 30, the disposals of these business segments have been accounted for as discontinued operations and, accordingly, their operating results have been segregated and reported as Discontinued Operations in the accompanying Consolidated Statements of Income.

Roltra Morse
On February 27, 1998, the Company completed the sale of its Roltra Morse business to Magna International Inc. for cash of $30 million, plus the assumption of Roltra Morse's debt. The sale price approximated the recorded net book value of the business. Net proceeds were used to reduce domestic senior debt.

Instrumentation
On August 29, 1997, the Company completed the sale of its Instrumentation business segment to Danaher Corporation for proceeds of $85 million, which approximated its net book value. Net cash proceeds were used to reduce domestic senior debt. The majority shareholders of the Company are also substantial shareholders of Danaher Corporation.

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

Cost Reduction Programs

1997 Program
In connection with the Acquisition, the Company implemented a cost reduction program. The cost of this program was $18.6 million and was accrued for in accordance with the purchase method of accounting. It is comprised of $10.5 million related to severance and termination benefits as a result of headcount reductions at the Company's corporate headquarters. In addition, $1.2 million and $6.9 million of costs for the Company's Fluid Handling and Industrial Positioning segments, respectively, related to severance and termination benefits resulting from headcount reductions and the consolidation of certain manufacturing facilities. The required cash outlay related to this program was $8.1 million in 1997, $7.4 million in 1998 and the expected cash requirements during 1999 are $3.1 million.

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

Product Distribution and Customers

The Company's products are sold primarily through the Company's direct sales forces. During 1998, sales by the Company's direct sales forces were approximately 78% and 62% of the Fluid Handling and Industrial Positioning segments, respectively. The Company's remaining sales are made through distributors, dealers, and agents.

None of the Company's business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. No customer accounted for 10% or more of consolidated sales from continuing operations in 1998, 1997 or 1996.
Backlog

The Company's continuing operations' backlog of unfilled orders at February 26, 1999 and 1998, and at December 31, 1998, 1997 and 1996, by business segment, was as follows:

                                  February 26,         December 31,
                                 1999     1998     1998    1997    1996
                                      (Dollars in millions)
Fluid Handling                 $ 33.0   $ 34.0   $ 32.1  $ 29.5  $ 33.3
Industrial Positioning           29.8     32.5     30.2    31.8    29.0
                                 ----     ----     ----    ----    ----

                               $ 62.8   $ 66.5   $ 62.3  $ 61.3  $ 62.3
                               ======   ======   ======  ======  ======

Backlog is considered significant only to the Fluid Handling segment, given that the products of that operation require long lead times for manufacture. Of the total backlog from continuing operations at December 31, 1998, the Company believes that all but approximately $1.7 million of its orders will be filled in 1999.

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

Research and Development

The Company's ongoing research and development programs involve the development of new technologies to enhance the performance or lower the cost of manufacturing its products, and the redesign of existing product lines either to increase their efficiency or to lower their manufacturing cost. Expenditures for research and development charged against continuing operations for 1998, 1997 and 1996 by business segment were as follows:



                            Year Ended December 31,
                           1998       1997      1996
                           ----       ----      ----
                             (Dollars in millions)
Fluid Handling             $2.1       $2.1      $2.1
Industrial Positioning      3.2        3.4       2.3
                            ---        ---       ---

                           $5.3       $5.5     $ 4.4
                           ====       ====     =====

Environmental Matters

In connection with the Company's separation from Transamerica in 1986, three of the Company's properties required compliance with the New Jersey Environmental Cleanup Responsibility Act, which was amended by the Industrial Site Recovery Act ("ISRA"). ISRA required that the Company's three New Jersey industrial establishments undergo an approved remediation. Remediation has been completed at two sites and final closure approvals have been sought. As a result of the sale of a portion of the third establishment, this site has been divided into two separate sites for ISRA compliance. Both sites have undergone cleanup, but the New Jersey Department of Environmental Protection and Energy has requested and received from the Company additional sampling information. If further cleanup is required, the Company does not expect it to have a material adverse effect on its financial condition.

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

Associates

At February 26, 1999, the Company employed approximately 1,900 associates worldwide. Approximately 1,200 associates were employed in the United States, and approximately 700 associates were employed outside of the United States. There are approximately 400 associates worldwide covered by collective bargaining agreements with various unions expiring in 1999 through 2001. The Company considers its relations with its associates to be satisfactory.



Item 2. Properties.

The location of the Company's manufacturing facilities at February 26, 1999 are as follows:

Location                    Product                              Owned/Leased

Fluid Handling
--------------
Monroe, North Carolina     Three-screw and two-screw pumps           Owned
Columbia, Kentucky         Three-screw, gear and
                             elevator pumps                          Owned
Warren, Massachusetts      Two-screw, gear and
                             centrifugal pumps                       Owned
Stockholm, Sweden          Three-screw pumps                         Owned
Paris, France              Three-screw pumps                         Leased

Industrial Positioning
----------------------
Charlotte, North Carolina  Open gearing and clutches                 Owned
Hudson, Ohio               Cables and controls                       Owned
Louisburg, North Carolina  Worm gear speed reducers                  Owned
Sarasota, Florida          Marine hydraulics                         Owned
New Orleans, Louisiana     Replacement marine engine parts           Leased
York, Pennsylvania         Electronic drives                         Owned
Basildon, England          Cables and controls                       Leased
Heiligenhaus, Germany      Cables and controls                       Owned
Paris, France              Cables and controls                       Leased
Marsta, Sweden             Cables and controls                       Owned
Singapore                  Cables, controls and roller chain         Leased
Sydney, Australia          Cables and controls                       Owned

The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The Company believes that its properties have sufficient capacity to substantially increase its current utilization without incurring significant additional capital expenditures.

Item 3. Legal Proceedings.

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 7,000 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to its insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases, involving approximately 30,000 claimants, which were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

The Company is a defendant in a lawsuit brought in the United States District Court for the District of New Jersey alleging failure in performance of equipment sold in 1986 by the Company's former Deltex division. The complaint seeks damages in excess of $12 million. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously.

The Company was a defendant in a lawsuit in the U.S. District Court for the Western District of Pennsylvania, which alleged component failures in equipment sold by its former diesel engine division. The complaint sought damages of approximately $3 million. On September 30, 1997, the Court granted a summary judgment motion filed by the Company which effectively dismissed all claims against it. Plaintiffs have appealed this judgment to the United States Court of Appeals for the Third Circuit.

The Company is a defendant in a lawsuit in the Circuit Court of Cook County, Illinois alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8 million. To date the Court has granted a series of summary judgment motions filed by the Company which have significantly reduced the scope of damages which the plaintiff may claim but the court has also permitted additional discovery to determine whether any other damages exist which plaintiff may be entitled to seek at a trial, but the Company believes that there are legal and factual defenses to the claims and intends to defend the action vigorously.

On June 3, 1997, the Company was served with a complaint in a case brought in the Superior Court of New Jersey which alleges damages in excess of $10 million incurred as a result of losses under a Government Contract Bid transferred in connection with the sale of the Company's former Electro-Optical Systems business. The Electro-Optical Systems business was sold in a transaction that closed on June 2, 1995. The sales contract provided certain representations and warranties as to the status of the business at the time of sale. The complaint alleges that the Company failed to provide notice of a "reasonably anticipated loss" under a bid that was pending at the time of the transfer of the business and therefore a representation was breached. The contract was subsequently awarded to the Company's Varo subsidiary and thereafter transferred to the buyer of the Electro-Optical Systems business. The case is in the preliminary stages of pleading but the Company believes that there are legal and factual defenses to the claims and intends to defend the action vigorously.

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

        None

                                  PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

The Company delisted its Common Stock from the New York Stock Exchange on July 2, 1998. The Common Stock was deregistered under the Securities Exchange Act of 1934.


Item 6. Selected Financial Data.
(Dollars in millions except per share amounts) (a)

                           Year    Post-Acquis. Pre-Acquis.
                           Ended    Aug. 29,      Jan. 1,
                           Dec. 31, 1997 to      to Aug.
                           1998*    Dec. 31,    28, 1997**      Year Ended
                                      1997*                    December 31,
                                                               --------------
                                                          1996**  1995**  1994**
-------------------------------------------------------------------------------
Net sales                  $308.9   $106.7     $210.2   $309.5 $297.1   $288.6
Income (loss) from
  continuing operations
  before extraordinary
  item                       10.9     (5.7)     (31.3)   (33.1)   7.2     (7.4)
Discontinued operations,
  net of taxes                ---    (12.2)       2.4    (16.8)  27.0     16.6
Extraordinary item (net
  of tax)                    (5.2)    (3.3)       ---     (8.5)  (4.4)    (5.3)
Net income (loss)             5.7    (21.2)     (28.9)   (58.4)  29.8      3.9
-------------------------------------------------------------------------------
(Loss) earnings per share, basic and diluted:
Continuing operations
  before extraordinary
  item                                (.33)     (1.82)   (1.93)   .42     (.44)
Discontinued operations, net
  of taxes                            (.71)       .14    ( .99)  1.58      .98
  Extraordinary item                  (.20)       ---     (.49)  (.26)    (.31)
  Net (loss) income                  (1.24)     (1.68)   (3.41)  1.74      .23
Cash dividends per share      ---      ---        ---      ---    ---      ---
-------------------------------------------------------------------------------
Total assets                389.0    463.3               330.9  365.4    510.3
Total long-term debt,
  including current portion 174.3    223.4               276.0  244.5    383.2
===============================================================================


(a) The notes to the consolidated financial statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(l) should be read in conjunction with this summary.

* As a result of the back-end merger on July 2, 1998, earnings per share is not presented for 1998.
** Restated to conform to 1998 presentation.


Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the audited Consolidated Financial Statements included elsewhere in this Form 10-K Report.

Comparisons of the results of operations for the year ended December 31, 1998, with the results for the years ended December 31, 1997 and 1996, are being presented on an historical basis. The year ended December 31, 1998 and the four months ended December 31, 1997, include changes in depreciation and amortization that resulted from the application of the purchase method of accounting for the Acquisition. For further information on the pro forma effect of the Acquisition on the Company, see Note 2 in the Notes to Consolidated Financial Statements.

Recent Events

Merger:  On  August  28,  1997,  Colfax  Corporation  (previously  known  as  II
Acquisition Corp.) acquired approximately 93% of the outstanding shares of common stock of Imo Industries Inc. ("Imo") pursuant to its tender offer for all outstanding shares of the common stock. The consideration paid was $7.05 per share of common stock or $112.1 million in total. The acquisition has been accounted for under the purchase method of accounting. On July 2, 1998, Colfax Corporation's wholly-owned subsidiary, Imo Merger Corp., merged with and into Imo, pursuant to a short-form merger under Delaware law ("back-end merger"). Imo was the surviving corporation in the back-end merger and as a result became a wholly-owned subsidiary of Colfax Corporation. At the merger date, Imo assumed the capital structure of Imo Merger Corp., of 100 shares of common stock, par value $.01 per share.

New York Stock Exchange: Imo delisted its Common Stock from the New York Stock Exchange on July 2, 1998. The Common Stock was deregistered under the Securities Exchange Act of 1934.

Consent Solicitation: On April 14, 1998, the Company commenced a consent solicitation, seeking consents from the holders of the Company's 11.75% Senior Subordinated Notes due 2006 ("the Notes") to certain amendments to the Indenture governing the Notes. The proposed amendments would permit the Company to complete the back-end merger with and into a wholly owned subsidiary of Colfax Corporation. On May 6, 1998, the Company received sufficient consents to effect the proposed amendments, and entered into a Supplemental Indenture with respect to such amendments. The Company paid an aggregate of $483,650 to holders of Notes in connection with the solicitation.

Roltra Morse Sale: On February 27, 1998, the Company completed the sale of its Roltra Morse business to Magna International Inc. for cash of $30 million plus the assumption of Roltra Morse's debt. The sale price approximated the recorded net book value of the business. Net proceeds were used to reduce domestic senior debt.


Results of Operations

The Company's former Roltra Morse, Instrumentation, Electro-Optical Systems and Turbomachinery businesses are accounted for as discontinued operations. Accordingly, the operating results of these businesses have been segregated and reported as Discontinued Operations in the audited Consolidated Financial Statements included elsewhere in this Form 10-K Report. The discussion that follows concerns only the results of continuing operations, which are grouped into two business segments for management and financial reporting purposes:
Fluid Handling and Industrial Positioning.

1998 Compared to 1997

Sales. Net sales from continuing operations in 1998 decreased 2.5% to $308.9 million, compared with $316.9 million in 1997, as a result of the Fluid Handling segment's sales remaining flat and a decrease of 4.0% in the Industrial Positioning segment's sales. The decrease in the Industrial Positioning segment sales is primarily due to the sale of the Delroyd product line, which was sold on December 31, 1997.

Gross Profit. Gross profit in 1998 increased as a percentage of sales to 32.5% compared with 30.0% in 1997. The higher gross profit was a result of productivity improvements in each segment due to cost reduction and efficiency initiatives implemented after the Acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 18.3% of net sales in the twelve months ended December 31, 1998, as compared with 21.5% in the 1997 period. The decrease in expenses, as a percent of sales in 1998, was primarily due to the reduction in corporate overhead expenses and Company-wide cost reduction programs instituted after the Acquisition.

Interest Expense. Average borrowings in 1998 were approximately $102.6 million lower than in 1997. Total interest expense of $21.3 million in 1998 was $5 million, or 19.0%, lower than in 1997, due primarily to the reduction of debt as a result of the sale of Roltra Morse and the Instrumentation business and the purchase of a portion of the 11.75% senior subordinated debentures during 1998.

Income (Loss) from Continuing Operations. The Company had income from continuing operations of $10.9 million in 1998. In 1997, the loss from continuing operations was $36.9 million, which included unusual charges of $31.3 million.

Income (Loss) from Discontinued Operations. Roltra Morse's net loss of $1.0 million, which includes $0.2 million of allocated interest, was included with the net book value of the assets on the date of sale February 27, 1998. Therefore there was no income from discontinued operations for the year ended December 31, 1998 compared with a loss of $9.8 million for the year ended December 31, 1997.


1997 Compared to 1996

Sales. Net sales from continuing operations in 1997 increased 2.4% to $316.9 million, compared with $309.5 million in 1996, as a result of increases of 4.6% and 1.1% in the Fluid Handling and Industrial Positioning segments, respectively. Fluid Handling net sales in North America increased due to a 16.8% volume increase in sales to the crude oil market, offset by a 3.3% decrease in sales to the power generation market. The net sales of the European operations of Fluid Handling increased only 1.4% in 1997 compared with 1996 due to the unfavorable effects of a 13% change in exchange rates for the Swedish Krona. Net sales increased in the Industrial Positioning segment due to a 6.3% volume increase in mechanical speed reducers sales, a 6.5% volume increase in electrical products sales, a 1.4% volume increase in marine sales, and a 17.5% increase in mobile equipment sales, offset by a 4% decrease in European operations sales due to unfavorable effects of exchange rate changes.

Gross Profit. Gross profit in 1997 increased as a percentage of sales to 30.0% compared with 28.7% in 1996, due in part to the fact that the 1996 period benefited from a $2 million credit related to the phase-out of certain post-retirement expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 21.5% of net sales in the twelve months ended December 31, 1997, as compared with 20.2% in the 1996 period. The increase in expenses, as a percent of sales in 1997, was due primarily to the fact that the 1996 period benefited from a favorable adjustment of $3.9 million related to the Company's phase-out of accumulated postretirement benefit obligations. Additionally, goodwill amortization increased $1.1 million in the last four months of 1997 as a result of the Acquisition. The increased selling, general and administrative expenses in 1997 were partially offset by cost savings realized from the immediate headcount reductions and other cost cutting measures implemented after the Acquisition (primarily at the corporate headquarters), and net reductions of $0.6 million to previously recorded provisions.

Interest Expense. Average borrowings in 1997 were approximately $6.1 million lower than in 1996. Total interest expense (before allocation to discontinued operations) of $33.6 million in 1997 was $1.5 million, or 4.3%, lower than in 1996, due primarily to the reduction in debt with proceeds from the sale of the Instrumentation business segment in August 1997.

Income (Loss) from Continuing Operations. The Company had a loss from continuing operations of $36.9 million in 1997,which included unusual charges of $31.3 million. In 1996, the loss from continuing operations was $33.1 million, which included unusual charges of $17.4 million and a reversal of a previously recognized deferred tax benefit of $10 million.

Income (Loss) from Discontinued Operations. The Company had a loss from discontinued operations of $9.8 million (net of income tax expense of $0.7 million, in 1997 as compared to a loss of $16.8 million (net of income tax expense of $1 million), in 1996.

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

The Company did not retain any liabilities with respect to the sale of the Instrumentation business. The Company retained certain liabilities upon the 1995 sales of the Electro-Optical Systems and Turbomachinery businesses of approximately $24 million and $33 million, respectively. Required cash outlays in 1998, 1997 and 1996 were $0.9 million, $5.5 million and $6.5 million, related to the former Electro-Optical Systems business, and $0.2 million, $3.1 million and $4.1 million, related to the former Turbomachinery business.


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

During the fourth quarter of 1996, the Company recognized unusual charges of $17.4 million against income from continuing operations. Restructuring charges totaled $0.3 million representing severance benefits. Additionally, the Company recognized a charge of $17.1 million related to the write-down of other assets approved for sale and certain non-operating real estate to net realizable value (included in Corporate Expense). Of the $17.4 million of unusual charges, the required cash outlay in 1996 was $0.3 million. There was no required cash outlay in 1997. The remainder represents non-cash charges.

Extraordinary Items. The twelve months ended December 31, 1998, include an extraordinary charge of $5.2 million net of tax, representing charges related to the early extinguishment of the Company's debt under its current senior secured credit facilities (the "New Credit Agreement") and its Notes, as well as the write-off of previously deferred loan costs.

The twelve months ended December 31, 1997, include an extraordinary charge of $3.3 million, representing charges related to the early extinguishment of the Company's debt under its current senior secured credit facilities (the "New Credit Agreement") and its Notes, as well as the write-off of previously deferred loan costs.

As a result of the 1996 refinancing of the Company's domestic debt, the twelve months ended December 31, 1996 include an extraordinary charge of $8.5 million after-tax, representing the charges incurred in connection with the early extinguishment of debt as well as the write-off of previously deferred loan costs.

Provision for Income Taxes. Income tax expense from continuing operations was $7.0 million, $1.5 million, and $12.7 million for 1998, 1997 and 1996, respectively.

Income tax expense for the twelve months ended 1998, represents current tax expense of $2.3 million for federal alternative minimum tax, foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards to offset its domestic earnings.

The net deferred tax benefit currently recorded at December 31, 1998 is $41.8 million, a level where management believes that it is more likely than not that the tax benefit will be realized. Although the Company has a history of prior losses, these losses were primarily attributable to divested businesses and unusual items.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The valuation allowance was $1.7 million and $53.3 million for December 31, 1998 and December 31, 1997, respectively. In 1998, the Company reduced its valuation reserve by $51.6 million due to its belief that it is more likely than not these tax benefits will be realized in future years. The revision of the valuation reserve is due to the change in purchase accounting estimates during the first year after acquisition.

The Company has net operating loss carryforwards of approximately $92.3 million expiring in years 2002 through 2012, and minimum tax credits of approximately $2.8 million, which may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits of approximately $1.7 million, expiring beginning in the year 2002. These carryforwards are available to offset future taxable income, subject to Section 382 limitations, due to the Acquisition.

Taxes have not been provided on the unremitted earnings of foreign subsidiaries since it is the Company's intention to indefinitely reinvest these earnings overseas. The amount of foreign withholding taxes that would be payable on remittance of these earnings is approximately $1.2 million.


Liquidity and Capital Resources

Short-term and Long-term Debt

As of December 31, 1998, the Company had $15.6 million of outstanding standby letters of credit. The Company had $6.0 million in foreign short-term credit facilities with amounts outstanding at December 31, 1998 of $0.8 million. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value.

In addition, the Company had outstanding $78.5 million of its 11.75% senior subordinated notes due in 2006, $46.5 million of term loan borrowings, $41 million in revolver borrowings, and $5 million due to Ameridrives International, L.P., whose majority shareholders are also the majority shareholders of the Company.


Cash Flow

The Company's operating activities provided cash of $39.6 million in 1998, compared with cash used of $30.1 million in 1997. The cash provided in 1998 is principally due to net operating profits and the decrease in working capital. The use of cash in 1997 is due principally to the payment of (1) a legal settlement of $10.5 million, (2) approximately $15.8 million representing indirect and general expenses related to the process of selling the Company, and
(3) approximately $8.1 million related to the 1997 cost reduction program, representing severance costs.

The Company's total debt as a percent of its total capitalization decreased to 62.6% at December 31, 1998, compared with 71.5% at December 31, 1997, as a result of the debt paid down resulting from the sale of Roltra Morse and internal cash generation.

Capital expenditures of continuing operations decreased to $6 million compared with the 1997 level of $8.3 million. In 1998 capital spending was used for the purpose of maintaining and improving competitive advantages at the Company's operations. The Company anticipates that capital expenditures in 1999 will increase over the 1998 level primarily due to expenditures related to productivity improvements in the operating segments. There were no material outstanding commitments for the acquisition of property, plant, and equipment at December 31, 1998.

The Company's sale of its Roltra Morse subsidiary improved its liquidity position. Management believes that cash flow from operations and cash available from unused credit facilities will be sufficient to fund future anticipated working capital needs, capital spending requirements and debt service requirements.

Year 2000

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

The Company estimates that the remaining cost of investigating and remediating (where required) any Year 2000 issues relating to its businesses will be less than $750,000. Due to the nature of its businesses, the Company does not believe that its customers or suppliers will be materially adversely affected by the Year 2000 issue. Although the Company's Boston Gear subsidiary relies to a significant extent on online ordering, the Company does not believe that the Year 2000 issue will materially adversely affect the Company's business or results of operations.

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

None of the Company's business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. No customer accounted for 10% or more of consolidated sales in 1998, 1997 or 1996.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-K Report are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) Item 1 "Backlog, Raw Materials and Environmental Matters" - the expected ability to fill existing orders in 1999, the continued adequacy of the Company's raw materials sources, and the future impact of environmental matters on the financial condition of the Company; (ii) Item 3 - "Legal Proceedings" - the future impact of legal proceedings on the financial condition of the Company. The Company wishes to caution the reader that, in addition to the matters described above, various factors such as delays in contracts from key customers, demand and market acceptance risk for new products, continued or increased competitive pricing and the effects of under-utilization of plants and facilities, particularly in Europe, and the impact of worldwide economic conditions on demand for the Company's products, could cause results to differ materially from those in any forward-looking statement.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company periodically enters into foreign exchange contracts for purposes of hedging its exposure to foreign currency exchange rate fluctuations. These contracts hedge firm commitments between the Swedish Krona and the German Deutschmark and the United States Dollar. At December 31, 1998, the Company had foreign currency contracts with notional amounts totaling approximately $2.4 million with various expiration dates through September 1999. The amount of deferred gain or loss associated with these contracts is not material.

All foreign currency derivative agreements are with major commercial banks; therefore the risk of credit loss from nonperformance by the banks is considered by management to be minimal. The Company evaluates its exposure to credit loss on an ongoing basis.


Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by Part II, Item 8 of Form 10-K are included in Part IV of this Form 10-K Report as indexed at Item 14(a)(1).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None



                                  PART III


Item 10. Directors and Executive Officers of the Registrant.

Not Applicable

Item 11. Executive Compensation.

Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not Applicable

Item 13. Certain Relationships and Related Transactions.

None

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  (1)  Financial Statements

      The Financial Statements and Supplementary Data required by Part II,
      Item 8 of Form 10-K are included in this Part IV of this Form 10-K Report as follows:

     Consolidated Financial Statements

     Consolidated Statements of Income for Year Ended December 31, 1998, the period from January 1, 1997 to August 28, 1997 (pre-Acquisition) and the period from August 29, 1997 to December 31, 1997
     (post-Acquisition) and the Year Ended December 31, 1996

     Consolidated Balance Sheets at December 31, 1998 and 1997

     Consolidated Statements of Cash Flows for the Year Ended
     December 31, 1998, the period from January 1, 1997 to August 28, 1997 (pre-Acquisition) and the period from August 29, 1997 to December 31, 1997 (post-Acquisition) and the Year Ended December 31, 1996

     Consolidated Statements of Shareholders' Equity (Deficit) for the Year Ended December 31, 1998, the period from January 1, 1997 to August 28, 1997 (pre-Acquisition) and the period from August 29, 1997 to December 31, 1997 (post-Acquisition) and for the Year Ended December 31, 1996

     Notes to Consolidated Financial Statements

     Reports of Independent Public Accountants

     Quarterly Financial Information (unaudited)


     (2)     Financial Statement Schedules

      The following consolidated financial statement schedule for the year ended December 31, 1998, the period from January 1, 1997 to August 28, 1997 (pre-Acquisition) and the period from August 29, 1997 to December 31, 1997 (post-Acquisition) and the year ended December 31, 1996 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements.


      Schedule

         II        Valuation and Qualifying Accounts

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

(b)     Reports on Form 8-K

         None




                                  EXHIBIT INDEX

 Exhibit No.  Note No.         Description

    3(i)        (23)   The Company's Restated Certificate of Incorporation, as
                       amended March 10, 1989 and November 10, 1992 and April
                       30, 1997

    3(ii)       (28)   The Company's Bylaws

    4.1  (A)    (18)   Indenture, dated as of April 15, 1996, between the
                       Company and IBJ Schroder Bank & Trust Company, as Trustee

         (B)    (28)   Second Supplemental Indenture, dated as of August 26,
                       1997, between the Company and IBJ Schroder Bank & Trust
                       Company, as Trustee

    4.3         (18)   Registration Rights Agreement, dated as of April 23,
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

          (B)   (21)   Amendment to Rights Agreement dated June 25, 1997 between
                       the Company and First Chicago Trust Company of New York

          (C)   (22)   Second Amendment to Rights Agreement dated July 25, 1997
                       between the Company and First Chicago Trust Company of
                       New York

          (D)   (24)   Third Amendment to Rights Agreement dated August 21, 1997
                       between the Company and First Chicago Trust Company of
                       New York

          (E)   (29)   Fourth Amendment to Rights Agreement dated April 30, 1998
                       between the Company and First Chicago Trust Company of
                       New York

                      Management Contracts, Compensatory Plans and Arrangements:

   10.1         (14)   Amended and restated Equity Incentive Plan for Key
                       Employees

   10.2         (16)   Amended and restated 1988 Equity Incentive Plan for
                       Outside Directors

   10.3         (15)   1995 Equity Incentive Plan for Outside Directors

   10.4         (17)   The Company's  Supplemental Retirement Income Plan

   10.5          (8)   Change in Control Agreement dated January 9, 1987 between
                       the Company and John J. Carr

   10.6          (8)   Change in Control Agreement dated August 5, 1992 between
                       the Company and William M. Brown

   10.7          (8)   Change in Control Agreement dated August 13, 1992 between
                       the  Company and Thomas J. Bird

   10.8         (10)   Change in Control Agreement dated September 13, 1993
                       between the Company and Donald K. Farrar

   10.9         (19)   Change in Control Agreement dated May 21, 1996 between
                       the Company and Donald N. Rosenberg

   10.10        (19)   Severance Agreement dated February 6, 1997 between Imo
                       Industries (UK) Limited and Brian Lewis

   10.11        (19)   Consultancy Agreement dated February 13, 1997 between
                       Imo Industries Inc. and Brian Lewis

                       Other Material Contracts:

   10.12 (A)  (3),(4)  The Company's Salaried Employees Stock Savings Plan as
                       amended on July 1, 1987 and as amended on June 14, 1988

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

          (B)    (12)  Agreement, Amendment and Waiver dated January 17, 1995 by and among the Company and Mannesmann Capital Corporation

   10.21         (12)  Asset and Stock Purchase Agreement dated as of January 1,
                       1995 by and among the Company and Thermo Jarrell Ash Corporation

   10.22         (13)  Purchase and Sale Agreement among Litton Industries,Inc.,
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

          (B)     (28) First Amendment to Credit and Guaranty Agreement dated as of November 6, 1997

          (C)     (28) Second Amendment to Credit and Guaranty
                       Agreement dated as of December 2, 1997

          (D)     (28) Third Amendment to Credit and Guaranty
                       Agreement dated as of February 16, 1998

          (E)     (30) Fourth Amendment to Credit and Guaranty
                       Agreement dated as of March 9, 1998

          (F)     (31) Fifth Amendment to Credit and Guaranty
                       Agreement dated as of June 1, 1998

          (G) Sixth Amendment to Credit and Guaranty Agreement dated as of October 15, 1998

10.28             (27) Stock Purchase Agreement dated as of January  30, 1998 between  the Registrant and Magna International Inc.

   21                  Subsidiaries of the Company

   27                  Financial Data Schedule as of December 31, 1998

-----------------------------------------------
NOTES

(1) Incorporated by reference to the Company's Form 8 Amendment No. 2 filed with the Commission on December 9, 1986 amending the Company's Form 10 as filed with the Commission on October 15, 1986.
(2) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 17, 1987.
(3) Incorporated by reference to the Imo Industries Inc. Employees Stock Savings Plan Form 11-K filed with the Commission on April 13, 1988.
(4) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1990.
(5) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1991.
(6) Incorporated by reference to the Company's Form S-8 filed with the Commission on June 17, 1991.
(7) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 1992.
(8) Incorporated by reference to the Company's Form 10-K filed with the Commission on April 19, 1993.
(9) Incorporated by reference to the Company's Form 10-K/A filed with the Commission on August 6, 1993 amending the Company's Form 10-K as filed with the Commission on April 19, 1993.
(10) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1994.
(11) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 14, 1994.
(12) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1995.
(13) Incorporated by reference to the Company's Form 8-K filed with the Commission on June 19, 1995.
(14) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60533
(15) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60535
(16) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 13, 1995.
(17) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1996.
(18) Incorporated by reference to the Company's Form S-4 (Registration No. 333-3477) filed with the Commission on May 10, 1996.
(19) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 27, 1997.
(20) Incorporated by reference to the Company's Form 8-A Registration Statement filed with the Commission on May 2, 1997.
(21) Incorporated by reference to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 2, 1997.
(22) Incorporated by reference to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 31, 1997.
(23) Incorporated by reference to the Company's Form 10-Q filed with the Commission on August 14, 1997.
(24) Incorporated by reference to the Company's Form 8-K filed with the Commission on August 27, 1997.
(25) Incorporated by reference to the Company's Form 8-K filed with the Commission on September 15, 1997.
(26) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 14, 1997.
(27) Incorporated by reference to the Company's Form 8-K filed with the Commission on March 13, 1998.
(28) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1998.
(29) Incorporated by reference to the Company's Form 8-A/A filed with the Commission on May 1, 1998.
(30) Incorporated by reference to the Company's Form 10-Q filed with the Commission on May 13, 1998.
(31) Incorporated by reference to the Company's Form 10-Q filed with the Commission on August 14, 1998.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Imo Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1999

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


/s/ PHILIP W. KNISELY    Chief Executive Officer,
Philip W. Knisely        President and Director
                        (principal executive officer)            March 31, 1999


/s/ JOHN A. YOUNG        Vice President and
John A. Young            Chief Financial Officer
                        (principal financial officer)            March 31, 1999


/s/ G. SCOTT FAISON      Corporate Controller
G. Scott Faison         (principal accounting officer)           March 31, 1999


/s/ STEVEN M. RALES      Director                                March 31, 1999
Steven M. Rales


/s/ MITCHELL P. RALES    Director                                March 31, 1999
Mitchell P. Rales


/s/ NEIL D. COHEN        Director                                March 31, 1999
Neil D. Cohen




Imo Industries Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands except per share amounts)

                                            Post-Acquis. Pre-Acquis.
                                              August      January
                                    Year        29,       1, 1997        Year
                                   Ended       1997 to       to          Ended
                                  December    December     August       December
                                  31, 1998    31, 1997     28, 1997     31, 1996
-------------------------------------------------------------------------------

Net Sales                          $308,870   $106,711     $210,151    $309,511

Cost of products sold               208,579     76,597      145,276     220,589
-------------------------------------------------------------------------------

Gross Profit                        100,291     30,114       64,875      88,922

Selling, general and
  administrative expenses            56,464     21,411       46,724      62,514
Research and development expenses     5,317      1,913        3,636       4,455
Unusual items                           ---      5,000       26,344      17,440
-------------------------------------------------------------------------------

Income (Loss) From Operations        38,510      1,790      (11,829)      4,513

Other income                            684        825           22       1,063

Income (Loss) From Continuing
  Operations Before
  Interest, Income Taxes and
  Extraordinary Item                 39,194      2,615      (11,807)      5,576

Interest expense                     21,293      8,069       18,190      25,981

Income (Loss) From Continuing
  Operations Before Income
  Taxes and Extraordinary Item       17,901     (5,454)     (29,997)    (20,405)

Income taxes                          7,008        235        1,254      12,663

Income (Loss) From Continuing
  Operations Before
  Extraordinary Item                 10,893     (5,689)     (31,251)    (33,068)

Discontinued operations:
  Income (loss) from operations
  (net of income tax expense of
  $0, $77, $664 and $1,037)             ---     (3,753)       2,372      (8,705)
  Estimated loss on disposal            ---     (8,430)         ---      (8,142)
-------------------------------------------------------------------------------
Total Income (Loss) from
  Discontinued Operations               ---    (12,183)       2,372     (16,847)
-------------------------------------------------------------------------------

Extraordinary item - loss on
extinguishment of debt (net of tax)  (5,223)    (3,348)        ---       (8,455)

-------------------------------------------------------------------------------

Net Income (Loss)                    $5,670   $(21,220)    $(28,879)  $ (58,370)

===============================================================================

Other comprehensive income
  (loss), net of taxes -
     Minimum pension liability          ---        ---          ---        (702)
     Foreign currency
       translation adjustments         (266)     2,122       (3,346)       (483)
-------------------------------------------------------------------------------

Comprehensive Income (Loss)          $5,404   $(19,098)    $(32,225)   $(59,555)
===============================================================================

Earnings (loss) per share, basic and
  diluted: (See Note 1)
    Continuing operations
      before extraordinary item                 $ (.33)      $(1.82)     $(1.93)
    Discontinued operations                       (.71)         .14        (.99)
    Extraordinary item                            (.20)        ---         (.49)

-------------------------------------------------------------------------------
          Net loss                              $(1.24)      $(1.68)     $(3.41)
-------------------------------------------------------------------------------

Weighted average number of
  shares outstanding                         17,127,859   17,126,192  17,100,359
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements


Imo Industries Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except par value)

December 31,                                       1998       1997
------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                       $ 6,230    $ 3,528
Trade accounts and notes receivable,
  less allowance of $1,058 in 1998
  and $1,435 in 1997                             40,125     53,732
Inventories                                      53,114     64,888
Deferred income tax assets                       16,096     10,088
Prepaid expenses and other current assets         2,525      7,568

------------------------------------------------------------------
Total Current Assets                            118,090    139,804
------------------------------------------------------------------
Property, plant and equipment
  Land                                            4,450      5,351
  Buildings and improvements                     21,063     22,526
  Machinery and equipment                        41,577     36,734
------------------------------------------------------------------
                                                 67,090     64,611
Less accumulated depreciation and
  amortization                                   (7,660)    (3,202)
------------------------------------------------------------------
Net property, plant and equipment                59,430     61,409
Intangible assets, principally
  goodwill, net                                 177,826    233,054
Investments in and advances to
  unconsolidated companies                        4,536      4,780
Net assets of discontinued operations               ---     14,927
Deferred income tax assets                       25,680        ---
Other assets                                      3,410      9,326
------------------------------------------------------------------
Total Assets                                  $ 388,972  $ 463,300
==================================================================
Liabilities and Shareholders' Equity
Current Liabilities
Notes payable                                 $     817  $   3,238
Trade accounts payable                           15,350     22,750
Accrued expenses and other liabilities           43,125     53,744
Accrued costs related to discontinued
  operations                                      4,289      4,392
Income taxes payable                              5,505      5,929
Current portion of long-term debt                 8,486      6,082
------------------------------------------------------------------
Total Current Liabilities                        77,572     96,135
------------------------------------------------------------------
Long-term debt                                  165,843    217,319
Deferred income tax liabilities                     ---      5,034
Accrued postretirement benefits -
  long-term                                       9,155     17,092
Accrued pension expense and other
  liabilities                                    32,136     37,473
------------------------------------------------------------------
Total Liabilities                               284,706    373,053
------------------------------------------------------------------
Shareholders' Equity
Preferred stock:  $1.00 par value;
  authorized and unissued 5,000,000 shares          ---        ---
Common stock:  $1.00 par value;
  authorized 100 and 25,000,000 shares in
  1998 and 1997; issued 100 and
  17,127,859 in 1998 and 1997                         1     17,128
Additional paid-in capital                      120,751    106,805
Retained deficit                                (15,550)   (33,016)
Cumulative foreign currency
  translation adjustments                          (936)      (670)
------------------------------------------------------------------
Total Shareholders' Equity                      104,266     90,247
------------------------------------------------------------------

Total Liabilities and Shareholders'
  Equity                                      $ 388,972  $ 463,300
==================================================================

The accompanying notes are an integral part of these consolidated financial statements.



Imo Industries Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)


                                            Post-Acquis. Pre-Acquis.
                                              August      January
                                    Year        29,       1, 1997        Year
                                   Ended       1997 to       to          Ended
                                  December    December     August       December
                                  31, 1998    31, 1997     28, 1997     31, 1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                     $5,670  $(21,220)  $ (28,879)    $(58,370)

Adjustments to reconcile net income
 (loss) to net cash used by continuing
  operations:
     Discontinued operations             ---    12,183      (2,372)      16,847
     Depreciation                      4,880     3,674       6,747       10,123
     Amortization                      6,872     2,007       1,867        3,275
     Provision for deferred income
       taxes                           4,668       ---         ---       10,000
     Extraordinary item                5,223     3,348         ---        8,455
     Unusual items                       ---     5,000      26,344       17,440
     Other                                49       369         750        1,592

     Other changes in operating assets and
        liabilities (excluding the effects
        of acquisitions and dispositions):
          Accounts and notes
            receivable                13,549    (6,467)      1,730       (5,440)
          Inventories                 11,774     1,759      (1,930)       4,300
          Accounts payable and
            accrued expenses         (21,019)  (17,028)     (9,794)     (16,009)
          Other operating assets
            and liabilities            9,163    (1,608)     (3,855)       3,038
-------------------------------------------------------------------------------
     Net cash provided by (used
       by) continuing operations      40,829   (17,983)     (9,392)      (4,749)
     Net cash used by discontinued
       operations                     (1,219)   (1,342)     (1,377)     (10,353)
-------------------------------------------------------------------------------
Net Cash Provided by (Used by)
  Operating Activities                39,610   (19,325)    (10,769)     (15,102)
-------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net proceeds from sale of
  businesses and sales of property,
  plant and equipment                 32,726    88,024      25,235       12,570
Purchases of property, plant and
  equipment                           (6,049)   (3,740)     (4,555)     (10,032)
Acquisitions, net of cash acquired       ---       ---         ---       (7,218)
Net investing activities of
  discontinued operations             (1,164)   (5,104)     (3,692)      (8,072)
Other                                     80      (497)        141           63
-------------------------------------------------------------------------------
Net Cash  Provided by (Used by)
  Investing Activities                25,593    78,683      17,129      (12,689)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase (decrease) in notes
  payable                             (2,421)  (15,900)     18,786        6,159
Proceeds from long-term borrowings    23,559   129,270         119      266,895
Principal payments on long-term
  debt                               (71,583) (164,719)    (25,792)    (233,350)
Purchase of minority shares           (6,247)      ---         ---          ---
Payment of debt financing costs          ---    (5,368)       (384)     (14,660)
Premium payment on repurchase of
  long-term debt                      (5,822)      ---         ---          ---
Other                                    (37)      281        (102)          89
-------------------------------------------------------------------------------

Net Cash (Used by) Provided by       (62,551)  (56,436)     (7,373)      25,133
  Financing Activities
-------------------------------------------------------------------------------
Effect of exchange rate changes on
  cash                                    50       453        (253)          80
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and
  Cash Equivalents                     2,702     3,375      (1,266)      (2,578)
Cash and cash equivalents at
  beginning of the period              3,528       153       1,419        3,997
-------------------------------------------------------------------------------
Cash and Cash Equivalents at End
  of the Period                       $6,230   $ 3,528      $  153      $ 1,419
===============================================================================
Supplemental disclosures of cash
flow information:
     Cash paid during the period for:
        Interest                     $22,443  $ 13,344    $ 19,564      $36,664
        Income taxes                 $ 2,725  $  1,263    $  2,006      $ 4,798

The accompanying notes are an integral part of these consolidated financial statements.



Imo Industries Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)

                                                Cumulative
                                                Foreign     Minimum
                            Additional          Currency    Pension    Unearned
                   Common   Paid-in   Retained  Translation Liabilities Compen-  Treasury
                   Stock    Capital   Deficit   Adjustmen   Adjustment  sation    Stock     Total
----------------------------------------------------------------------------------------------------
Balance at
  January 1, 1996 $18,756  $80,275   $(76,592)   $1,037      $(1,801)    $ ---    $(18,020)  $3,655

Net loss              ---      ---    (58,370)      ---          ---       ---         ---  (58,370)
Foreign currency
  translation
  adjustments         ---      ---        ---      (483)         ---       ---         ---     (483)
Minimum pension
  liability
  adjustment          ---      ---        ---       ---         (702)      ---         ---     (702)
Restricted shares
  issued under
  the equity           41      191        ---       ---          ---      (166)        ---       66
incentive plans
Other                 ---      ---        ---       ---          ---      (553)        ---     (553)
----------------------------------------------------------------------------------------------------
Balance at
 December 31, 1996 18,797   80,466   (134,962)      554       (2,503)     (719)    (18,020) (56,387)
Net loss              ---     ---     (28,879)      ---          ---       ---         ---  (28,879)
Foreign currency
  translation
  adjustments         ---     ---         ---    (3,346)         ---       ---         ---   (3,346)
Restricted shares
  issued under
  the equity
  incentive plans       4      11         ---       ---          ---        48         ---       63
---------------------------------------------------------------------------------------------------
Pre-Acquisition
  Balance at
  August 28, 1997  18,801  80,477    (163,841)   (2,792)      (2,503)     (671)    (18,020) (88,549)
----------------------------------------------------------------------------------------------------
Adjustment to new
  cost basis of
  Colfax
  Corporation on
  August 29, 1997  (1,673) 26,328     152,045     2,792        2,503       671      18,020  200,686
----------------------------------------------------------------------------------------------------
Post-Acquisition
  Balance at
  August 29, 1997  17,128 106,805    (11,796)       ---          ---       ---        ---   112,137
Net loss             ---      ---    (21,220)       ---          ---       ---        ---   (21,220)
Foreign currency
  translation
  adjustments        ---      ---        ---       (670)         ---       ---        ---      (670)
---------------------------------------------------------------------------------------------------
Balance at
  December 31,
  1997            17,128   106,805   (33,016)      (670)         ---       ---        ---    90,247
Net income           ---       ---     5,670        ---          ---       ---        ---     5,670
Purchase of
  minority interest  ---    (3,181)   11,796        ---          ---       ---        ---     8,615
New equity
  structure upon
  merger with Imo
  Merger Corp.   (17,127)   17,127       ---        ---          ---       ---        ---       ---
Foreign currency
  translation
  adjustments        ---       ---       ---       (266)         ---       ---        ---      (266)
---------------------------------------------------------------------------------------------------
Balance at
  December 31,
  1998             $   1  $120,751  $(15,550)    $ (936)       $ ---     $ ---      $ ---  $104,266
===================================================================================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.



Notes to Consolidated Financial Statements

Note 1  Significant Accounting Policies

Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company uses the equity method to account for investments in corporations in which it does not own a majority voting interest but has the ability to exercise significant influence over operating and financial policies. Prior year financial statements have been restated to conform with 1998 presentation.

Translation of Foreign Currencies: Assets and liabilities of international operations are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the year. Translation adjustments are reflected as a separate component of shareholders' equity and comprehensive income.

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

Revenue Recognition: Revenues are recorded generally when the Company's products are shipped. Revenue is recorded on unshipped, completed products only when the customer requests to be billed prior to shipment, in which case title and risk of loss pass to the customer at the billing date.

Depreciation and Amortization: Depreciation and amortization of plant and equipment are computed principally by the straight-line method based on the estimated useful lives of the assets as follows: buildings and improvements, 10 to 40 years and machinery and equipment, 3 to 15 years.

Accounting Calendar: Effective January 1, 1998, the Company adopted a "4-4-5" accounting calendar, which enables all quarters to be more comparable. The first two months of each quarter have four weeks, and the third month of each quarter has five weeks.

Earnings Per Share: Basic and diluted net income (loss) per share for 1997 and 1996 is calculated based on the actual weighted average shares outstanding. For 1997 and 1996, outstanding stock options and warrants are not considered as their effect is antidulutive. As a result of the back-end merger on July 2, 1998, earnings per share is not presented for 1998. (See Note 2). Earnings per share for 1997 and 1996 have not been restated.

Recent Accounting Pronouncements: On January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and displaying of comprehensive income. On December 31, 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires public companies to report financial and descriptive information about operating segments. On December 31, 1998, the Company adopted FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which adds disclosure requirements on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures.

Intangible Assets: Goodwill of companies acquired is being amortized on the straight-line basis over 40 years. The carrying value of goodwill is reviewed when indicators of impairment are present, by evaluating future cash flows of the associated operations to determine if impairment exists. Goodwill related to continuing operations at December 31, 1998 and 1997 was $173.1 million and $217.2 million, respectively, net of respective accumulated amortization of $7.5 million and $1.8 million. The reduction in goodwill is primarily due to the change in purchase accounting estimates during the first year after acquisition. Patents are amortized over the shorter of their legal or estimated useful lives.

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

Note 2  Acquisition By Colfax Corporation

On August  28,  1997,  Colfax  Corporation  ("Colfax"),  previously  known as II
Acquisition Corp., acquired approximately 93% of the Company's outstanding shares of common stock pursuant to its tender offer for all outstanding shares of the common stock of the Company (the "Acquisition"). The consideration paid was $7.05 per share of common stock or $112.1 million in total. On July 2, 1998, Imo Merger Corp., a wholly owned subsidiary of Colfax, merged with and into Imo, pursuant to a short-form merger under Delaware law ("back-end merger"). The Company was the surviving corporation in the back-end merger and as result became a wholly owned subsidiary of Colfax. At December 31, 1998, 886,003 of the outstanding 1,221,888 common shares held by minority shareholders were converted to cash. A payable of $2.4 million was accrued at December 31, 1998 for the remaining 335,885 shares that were not converted as of that date. Total consideration for the purchase of Imo was $120.7 million.

The Acquisition has been accounted for under the purchase method. The purchase price was allocated as follows: tangible assets - $314.5 million; other intangible assets - $8.4 million; and liabilities - $382.7 million. The allocation was based on the estimated fair values at the date of acquisition and resulted in an excess of purchase price over assets acquired, liabilities assumed, and additional purchase liabilities recorded, for continuing operations of $180.5 million, which is being amortized on a straight-line basis over 40 years.

Included in the purchase liabilities above were approximately $18.6 million for severance and related costs, and consolidation of certain acquired facilities. At December 31, 1998 and 1997, approximately $3.1 million and $10.5 million of these liabilities remained on the balance sheet, respectively. Of the $15.5 million charged against the liability to date, $13.6 million relates to restructuring and $1.9 million relates to severance payments.

In conjunction with the Acquisition, the Company recorded a charge of $15.8 million including a $10.0 million contract fee paid to United Dominion Industries ("UDI") as a result of the termination of a merger agreement between UDI and the Company, $3.4 million of commissions, advisory and legal fees, and $2.4 million of employee retention bonuses.
(See Note 7).

Note 3  Discontinued Operations

In February 1998 and August 1997, the Company sold its Roltra Morse and Instrumentation businesses, respectively. In April 1997, the Company completed the sale of the Varo Electronic Systems division. In accordance with APB Opinion No. 30, the disposals of these business segments have been accounted for as discontinued operations and, accordingly, their operating results have been segregated and reported as Discontinued Operations in the accompanying Consolidated Statements of Income and Comprehensive Income. Roltra Morse On February 27, 1998, the Company completed the sale of its Roltra Morse business to Magna International Inc. for cash of $30 million, plus the assumption of Roltra Morse's debt. The sale price approximated the recorded net book value of the business. Net proceeds were used to reduce domestic senior debt.

Instrumentation
On August 29, 1997, the Company completed the sale of its Instrumentation business segment to Danaher Corporation for approximately $85 million, which approximated its net book value. The majority shareholders of the Company are also substantial shareholders of Danaher Corporation. The purchase price was determined on the basis of arms length negotiations between the Company and Danaher Corporation. A portion of the proceeds was used to reduce domestic senior debt by $68.1 million.

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

At December 31, 1998, there are no assets or liabilities in discontinued operations. Currently the Company has accruals for liabilities assumed upon the disposal of the discontinued operations.

Net assets and liabilities of the Discontinued Operations consist of the following:


December 31 (Dollars in thousands)           1998     1997
-----------------------------------------------------------
     Current Assets:
          Cash                               $---   $  843
          Receivables                         ---   13,799
          Inventories                         ---   12,357
          Other current assets                ---    5,083
-----------------------------------------------------------
                                              ---   32,082
-----------------------------------------------------------
     Current Liabilities:
          Notes payable                       ---   15,694
          Trade accounts payable              ---   22,043
          Other current liabilities           ---    6,522
-----------------------------------------------------------
                                              ---   44,259
-----------------------------------------------------------
     Net Current Assets (Liabilities)         ---  (12,177)
-----------------------------------------------------------
     Long-term Assets:
          Property                            ---   21,758
          Other long-term assets              ---   14,220
-----------------------------------------------------------
                                              ---   35,978
     Long-term Liabilities                    ---    8,874
-----------------------------------------------------------
     Net Long-term Assets                     ---   27,104
-----------------------------------------------------------
     Net Assets                              $--- $ 14,927
===========================================================

Net assets related to the Roltra Morse and Turbomachinery businesses were $15.5 million and $0.1 million as of December 31, 1997. The Electro-Optical Systems business contributed $0.7 million of net liabilities as of December 31, 1997.

Total long-term debt of the Discontinued Operations amounted to $6.0 million as of December 31, 1997. Of this amount, $1.2 million represented the current portion of long-term debt.

A condensed summary of operations for the Discontinued Operations is as follows:

                                  Post-Acquis. Pre-Acquis.
                                  August 29,   January 1,
                                  1997 to      1997 to
 Year Ended December 31           December 31, August 28,
(Dollars in thousands)     1998       1997        1997         1996
---------------------------------------------------------------------
    Net Sales            $14,355     $30,257     $117,730    $181,948
---------------------------------------------------------------------
    Income (loss)
      from operations
      before income
      taxes and
      minority
      interest               ---      (3,736)       3,025      (7,963)
---------------------------------------------------------------------
    Income taxes             ---          77          664       1,037
    Minority interest        ---         (60)         (11)       (295)
---------------------------------------------------------------------
    Income (loss)
      from operations      $ ---     $(3,753)     $ 2,372     $(8,705)
=====================================================================

The income (loss) from operations of the Discontinued Operations for 1998, 1997 and 1996 includes allocated interest expense of $0.2 million, $2.7 million ($2.4 million - pre-Acquisition), and $4.5 million, respectively. Allocated interest expense an allocation of corporate interest expense to the Discontinued
Operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus consolidated debt. The operating loss of $0.9 million for Roltra Morse for the two months ended February 28, 1998 was accrued as a portion of the estimated loss on disposal as of December 31, 1997.

Roltra Morse
The Roltra Morse business had operating losses of $0.9 million, $6.7 million and $13.8 million for 1998, 1997 and 1996, respectively.

The 1997 operating loss included an unusual charge of $0.7 million (pre-Acquisition) due to fees incurred related to the previously failed attempt to sell the Roltra Morse business. The operating loss in 1996 included unusual charges of $6.2 million consisting of restructuring measures taken to reduce operating expenses and goodwill write-offs.

Instrumentation
The Instrumentation business had income from operations of $5.3 million and $5.1 million for 1997 and 1996, respectively. Operating income in 1996 included unusual charges of $0.9 million related to restructuring of operations in Europe.

Electro-Optical Systems
The Electro-Optical Systems business had income from operations of $0.8 million and $0.4 million for 1997 and 1996, respectively. The income in 1997 and 1996 offset increases in estimated reserve requirements in those respective periods.


Note 4 Restructuring Plans

Asset Sales
1998 Assets Sales: On February 27, 1998, the Company sold its Roltra Morse business segment to Magna International. During 1998, the Company also completed the sales of certain non-operating real estate for net proceeds of $0.6 million.

1997 Asset Sales: On August 29, 1997, the Company completed the sale of its Instrumentation business segment to Danaher Corporation for proceeds of $85 million, which approximated its net book value. In April 1997, the Company completed the sale of its Varo Electronic Systems division to a small defense contractor for $12 million. The sale of this business completed the sale of the Electro-Optical Systems business. In 1997, the Company also completed sales of certain of its non-operating real estate for total proceeds of approximately $14.1 million.

On December 31, 1997, the Company sold certain assets of its Delroyd business unit to Nuttall Gear LLC for $2.3 million in cash. Also on December 31, 1997, the Company acquired certain assets of the Centric Clutch business unit of Ameridrives International, L.P. for $1.3 million in cash. Nuttall Gear LLC and
Ameridrives International, L.P. are subsidiaries of American Enterprises MPT Corp. Steven M. Rales and Mitchell P. Rales collectively own 75% of American Enterprises MPT Corp. Messrs. Rales and Rales are directors and beneficial owners of 92.8% of the Company. The transactions were negotiated on an arms length basis, and were based on the valuations of independent appraisers.

Cost Reduction Programs
1997 Program
In connection with the Acquisition, the Company implemented a cost reduction program. The cost of this program was $18.6 million and was accrued for in accordance with the purchase method of accounting. It is comprised of $10.5 million related to severance and termination benefits as a result of headcount reductions at the Company's corporate headquarters. In addition, $1.2 million and $6.9 million of costs for the Company's Fluid Handling and Industrial Positioning segments, respectively, related to severance and termination benefits resulting from headcount reductions and the consolidation of certain manufacturing facilities. The required cash outlay related to this program was $8.1 million in 1997, $7.4 million in 1998 and the expected cash requirements during 1999 are $3.1 million.

Note 5 Inventories

Inventories are summarized as follows:

December 31 (Dollars in                    1998           1997
thousands)
---------------------------------------------------------------
Finished products                      $ 18,926       $ 18,823
Work in process                          17,880         23,218
Materials and supplies                   17,545         23,481
---------------------------------------------------------------
                                         54,351         65,522
Less customers' progress payments        (1,237)          (634)
----------------------------------------------------------------
                                       $ 53,114       $ 64,888
===============================================================



Note 6  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31 (Dollars in thousands)         1998           1997
---------------------------------------------------------------
Accrued product warranty costs          $ 1,423        $ 1,844
Accrued litigation and claims costs      15,003         16,683
Payroll and related items                 8,845         11,836
Accrued interest payable                  2,014          3,126
Accrued restructuring costs               3,126         11,970
Accrued divestiture costs                 1,502          1,835
Accrued environmental costs               1,934          2,190
Advance customer payments                 1,363            223
Other                                     7,915          4,037
---------------------------------------------------------------
                                       $ 43,125       $ 53,744
===============================================================

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

1996
During the fourth quarter of 1996, the Company recognized unusual charges of $17.4 million ($1.02 per share) in income from continuing operations. These charges include $0.3 million related to the restructuring and cost reduction programs within the Company's operating units, and $17.1 million related to the write-down of certain businesses being held for sale and certain non-operating real estate being held for sale to net realizable value.


Note 8  Income Taxes

The components of income tax expense from continuing operations are:

                                  Post-Acquis.  Pre-Acquis.
                                  August 29,    January 1,
                                  1997 to       1997 to
 Year Ended December 31           December 31,  August 28,
(Dollars in thousands)     1998       1997         1997         1996
  --------------------------------------------------------------------

Current:
     Federal              $ 233      $ ---       $ ---       $  ---
     Foreign              1,801         94         994        2,386
     State                  306        141         260          277
--------------------------------------------------------------------
                          2,340        235       1,254        2,663
--------------------------------------------------------------------

Deferred:
     Federal              4,668        ---         ---       10,000
     Foreign and State      ---        ---         ---          ---
--------------------------------------------------------------------
                          4,668        ---         ---       10,000
--------------------------------------------------------------------

                         $7,008       $235      $1,254      $12,663
====================================================================

Income tax expense for 1997 and 1996 from discontinued operations was $.7 million, and $1 million, respectively. There was no income tax expense for discontinued operations during 1998.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

December 31
(Dollars in thousands)         1998              1997
------------------------------------------------------------
                       Current Long-term Current Long-term
------------------------------------------------------------
Deferred tax assets:
     Postretirement
       benefit obligation $  234   $ 3,204  $  595  $ 5,809
     Expenses not
       currently
       deductible         17,066     7,720  28,911    7,280
     Net operating loss
       carryover             ---    32,299     ---   35,436
     Tax credit
       carryover             ---     4,471     ---    2,783
------------------------------------------------------------
Total deferred tax assets 17,300    47,694  29,506   51,308
Valuation allowance for
  deferred tax assets     (1,204)     (516)(19,418) (33,839)
------------------------------------------------------------
Net deferred tax assets   16,096    47,178  10,088   17,469
------------------------------------------------------------
Deferred tax liabilities:
     Tax over book
       depreciation          ---    14,487     ---   15,271
     Other                   ---     7,011     ---    7,232
------------------------------------------------------------
Total deferred tax
liabilities                  ---    21,498     ---   22,503
=============================================================
Net deferred tax
  assets (liabilities)   $16,096  $ 25,680 $10,088  $(5,034)
=============================================================

The net deferred tax asset currently recorded at December 31, 1998 is $41.8 million, a level where management believes that it is more likely than not that the tax benefit will be realized. Although the Company has a history of prior losses, these losses were primarily attributable to divested businesses and unusual items.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The valuation allowance was $1.7 million and $53.3 million for December 31, 1998 and December 31, 1997, respectively. In 1998, the Company reduced its valuation reserve by $51.6 million due to its belief that it is more likely than not that these tax benefits will be realized in future years. The revision of the valuation reserve is due to the change in purchase accounting estimates during the first year after acquisition.

At December 31, 1998, unremitted earnings of foreign subsidiaries were approximately $29 million. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. The amount of foreign withholding taxes that would be payable upon remittance of those earnings is approximately $1.2 million.

The components of income (loss) from continuing operations before income taxes and extraordinary item:

                                 Post-Acquis.  Pre-Acquis.
                                  August 29,    January 1,
                                  1997 to       1997 to
 Year Ended December 31           December 31,  August 28,
(Dollars in thousands)     1998       1997         1997         1996
-----------------------------------------------------------------------
United States           $ 7,963    $(7,612)     $(29,023)   $(22,663)
Foreign                   9,938      2,158          (974)      2,258
=======================================================================
                        $17,901    $(5,454)     $(29,997)   $(20,405)
=======================================================================

U.S. income tax expense (benefit) at the statutory tax rate is reconciled below to the overall U.S. and foreign income tax expense.

                                 Post-Acquis.  Pre-Acquis.
                                  August 29,    January 1,
                                  1997 to       1997 to
 Year Ended December 31           December 31,  August 28,
(Dollars in thousands)     1998       1997         1997         1996
 -------------------------------------------------------------------
Tax at U.S. federal
  income tax rate       $ 6,265   $ (1,909)    $ (10,499)   $ (7,142)
State taxes, net of
  federal income
  tax effect                198         92           169         188
Impact  of foreign tax
  rates and credits      (1,677)       228          (660)       (331)
Net U.S. tax on
  distributions of
  current foreign
  earnings                   266         355          ---        755
Goodwill amortization
  and write-off            1,995         458          222      4,276
Change in valuation          ---       1,720        7,472     12,390
  reserve
Nondeductible foreign
  losses                     ---          89        1,017      1,914
Other                        (39)       (798)       3,533        613
====================================================================
Income tax expense       $ 7,008       $ 235      $ 1,254    $12,663
====================================================================

The Company has net operating loss carryforwards of approximately $92.3 million expiring in years 2002 through 2012, and minimum tax credits of approximately $2.8 million, which may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits of approximately $1.7 million that expire beginning in the year 2002. These carryforwards are available to offset future federal taxable income, subject to the Section 382 limitations, due to the Acquisition.

Note 9  Long-Term Debt and Notes Payable


Long-Term Debt

Long-term debt of continuing operations consists of the following:

December 31 (Dollars in thousands)               1998       1997
------------------------------------------------------------------
Term Loans     (1) (2)                         $46,538    $59,000
Revolver Loans (1) (2)                          41,000     25,000
Due to Amerdrives International, L.P. (3)        5,000        ---
Senior subordinated notes with interest
  at 11.75%, due May 1, 2006, net of
  unamortized discount of  $0.9 million
  in 1998 and $1.7 million in 1997              77,591    133,381
Other                                            4,200      6,020
------------------------------------------------------------------
                                               174,329    223,401
Less current portion                            (8,486)    (6,082)
------------------------------------------------------------------
                                              $165,843   $217,319
==================================================================


(1)Quarterly principal payments are as follows: $1.9 million due quarterly November 29, 1998 to August 29, 1999; $2.2 million due quarterly November 29, 1999 to August 29, 2000; $3.2 million due quarterly November 29, 2000 to August 29, 2001; and $4.8 million due quarterly November 29, 2001 to August 29, 2002. All revolver balances are due on August 29, 2002.
(2)These loans bear interest at prime plus .50%, or LIBOR plus 1.75%. The prime and LIBOR margins are a sliding scale based on the Company's total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization.)
(3)The majority  shareholders  of Ameridrives  International,  L.P. are also the majority shareholders of the Company. This loan bears interest at LIBOR + 1.25%.
-------------------------------------------------------------------

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

The New Credit Agreement, which is secured by the assets of the Company's domestic operations and all or a portion of the stock of certain subsidiaries, provided for a five year, $70 million revolving credit facility (which includes a $30 million letter of credit sub-facility), and a $73 million term loan facility ("Term Loans") amortizing to August 29, 2002. Proceeds from the August 29, 1997 sale of the Instrumentation business were used to repay amounts on the revolving credit facility and Term Loans of $54.2 million and $13.9 million, respectively (See Note 3). At the same time, and in keeping with the terms of the New Credit Agreement, the $73 million term loan facility was reduced to $59 million, which reduced the total facility to $129 million. On February 27, 1998, the Company completed the sale of its Roltra Morse business to Magna International Inc. (See Note 3). The net proceeds were used to reduce domestic senior debt by $30 million on February 27, 1998, including $8 million of the outstanding Term Loans. The sale of Roltra Morse and use of the proceeds to reduce its domestic senior debt increased the availability under its revolving credit facility to purchase a portion of its 11.75% senior subordinated notes (the "Notes") on the open market. During the first, third and fourth quarters of 1998, the Company purchased, in the open market at a premium, a portion of its Notes in the face amount of $33.1 million, $9.5 million and $14 million, respectively. As a result of the early extinguishment of these Notes, and the prepayment of a portion of the term loan facility with the proceeds from the Roltra Morse sale, extraordinary charges of $5.6 million, $1.1 million and $1.3 million were recognized in the first, third and fourth quarters of 1998.


The aggregate annual maturities of long-term debt from continuing operations, in thousands, for the four years subsequent to 1999 are:

(Dollars in thousands)
------------------------------------------------------------
2000                                                $10,362
2001                                                 14,885
2002                                                 60,814
2003                                                    470
Thereafter                                           79,312
------------------------------------------------------------

Total                                             $ 165,843
============================================================

Total debt of the Discontinued Operations, in thousands, amounted to $21,652 as of December 31, 1997. Of this amount, $4,797 represent the long-term portion. There was no remaining debt of Discontinued Operations at December 31, 1998.

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

The New Credit Agreement requires the Company to meet certain objectives with respect to financial ratios. The New Credit Agreement and the Notes contain provisions, which place certain limitations on dividend payments and outside borrowings. Under the most restrictive of such provisions, the New Credit Agreement requires the Company to maintain certain minimum interest coverage, fixed charge coverage and maximum permitted debt levels and prohibits dividends. The Company was in compliance with all of its covenants under the New Credit Agreement at December 31, 1998.

The Notes are not redeemable prior to May 1, 2001. On or after May 1, 2001, the Notes are redeemable at the option of the Company, in whole or in part, at 106% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on or after May 1, 2004. Interest is payable semi-annually on May 1 and November 1. On September 16, 1997, as a result of the Acquisition, the Company offered to purchase all of the Notes at 101% of the principal amount, as required under the indenture governing the Notes. No Notes were tendered in the offer. On November 25, 1997, the Company purchased, through an open market transaction, Notes in the face amount of $19.9 million at a purchase price of 111.47 % of the principal amount.

On February 4, 1999, the Company purchased in the open market at a premium, $3.5 million of the Notes. The fair value of the remaining $75 million of Notes on February 4, 1999, based on market bid prices, was $79.5 million.

The twelve months ended December 31, 1998, include an extraordinary charge of $5.2 million net of tax, representing charges related to the early extinguishment of the Company's debt under its current senior secured credit facilities and its Notes, as well as the write-off of previously deferred loan costs.

An extraordinary charge of $3.3 million was recorded in 1997. In the third quarter of 1997, a $0.3 million extraordinary charge consisting of the write-off of deferred debt expense was recorded related to the repayment of a portion of the Term Loans under the New Credit Agreement with the proceeds from the sale of the Instrumentation business. An extraordinary charge of $3 million was recorded in the fourth quarter of 1997, as a result of the open market purchase of $19.9 million of the Notes in November 1997. This charge represents a cash outlay of $2.3 million incurred in connection with the early extinguishment of the debt as well as the write-off of previously deferred loan costs.

An extraordinary charge of $8.5 million was recorded in the second quarter of 1996, as a result of the April 1996 refinancing of the Company's domestic senior debt and its then outstanding 12% and 12.25% senior subordinated debentures. This charge represents cash outlays of $5.1 million incurred in connection with the early extinguishment of the debt as well as the write-off of previously deferred loan costs.


Notes Payable
The Company's continuing operations had $6 million in foreign short-term credit facilities with amounts outstanding at December 31, 1998 of $0.8 million. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value. As of December 31, 1998, the Company had $15.6 million of outstanding standby letters of credit.

Note 10  Shareholders' Equity

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

On July 2, 1998, Colfax Corporation's wholly-owned subsidiary, Imo Merger Corp., merged with and into Imo, pursuant to a short-form merger under Delaware law ("back-end merger"). Imo was the surviving corporation in the back-end merger and as a result became a wholly-owned subsidiary of Colfax. At the merger date, Imo assumed the capital structure of Imo Merger Corp., of 100 shares of common stock, par value $.01 per share.

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

Note 11  Operations by Industry Segment and Geographic Area

The Company  classifies its continuing  operations  into two business  segments:
Fluid Handling and Industrial Positioning. Detailed information regarding products by segment is contained in the section entitled "Business" included in
Part I, Item 1 of this Form 10-K Report. Amounts related to pre-Acquisition and post-Acquisition have not been separated, as the effect of the Acquisition on the segments was not material. Information about the business of the Company by business segment, foreign operations and geographic area is presented below:

Year Ended December 31
(Dollars in thousands)                  1998       1997       1996
-------------------------------------------------------------------
Net Sales
     Fluid Handling                 $112,768   $112,486   $107,567
     Industrial Positioning          196,102    204,376    201,944
------------------------------------------------------------------
Total net sales                     $308,870   $316,862   $309,511
------------------------------------------------------------------
Segment operating income
     Fluid Handling                 $ 21,462    $14,503    $11,229
     Industrial Positioning           26,323     12,984     16,917
------------------------------------------------------------------
Total segment operating income        47,785     27,487     28,146
------------------------------------------------------------------
Equity in income (loss) of
  unconsolidated companies                31       (519)       (32)
Unallocated corporate expenses (1)    (9,275)   (37,703)   (23,988)
Net interest expense                 (20,640)   (24,716)   (24,531)
------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes
  and extraordinary item            $ 17,901   $(35,451)  $(20,405)
==================================================================

A reconciliation of segment operating income to income from operations follows:

Year Ended December 31
(Dollars in thousands)             1998        1997        1996
----------------------------------------------------------------
Segment operating
  income (1)                   $ 47,785     $27,487     $ 28,146
Unallocated corporate
  expenses (2)                   (9,275)    (37,703)     (23,988)
Other expense                       ---         177          355
----------------------------------------------------------------
Income (loss) from operations  $ 38,510   $ (10,039)      $4,513
================================================================

(1)Segment operating income includes $0.3 million of unusual items related to the Industrial Positioning segment for the year ended December 31, 1996.

(2)Unallocated corporate expenses include unusual items of $31.3 million and $17.1 million for the years ended December 31, 1997 and 1996, respectively.

Year Ended December 31
(Dollars in thousands)          1998        1997       1996
------------------------------------------------------------
Identifiable assets
     Fluid Handling         $ 58,090     $66,932    $73,806
     Industrial Positioning  105,169     116,488    180,674
     Corporate               225,713     264,953     27,766
     Discontinued Operations:
          Electro-Optical        ---        (672)    14,356
          Instrumentation        ---         ---     22,516
          Roltra Morse           ---      15,489     11,331
          Turbomachinery         ---         110        473
------------------------------------------------------------
Total identifiable assets   $388,972    $463,300   $330,922
============================================================
Depreciation and amortization
     Fluid Handling          $ 1,651     $ 3,695    $ 4,114
     Industrial Positioning    2,930       8,485      7,773
     Corporate                 7,171       2,115      1,511
------------------------------------------------------------
Total depreciation and
  amortization               $11,752     $14,295    $13,398
============================================================
Capital expenditures
     Fluid Handling          $ 2,768     $ 3,706    $ 4,568
     Industrial Positioning    3,233       4,477      5,253
     Corporate                    48         112        211
------------------------------------------------------------
Total capital expenditures   $ 6,049     $ 8,295    $10,032
============================================================

Identifiable assets of corporate at December 31, 1998 and 1997 include goodwill of $173.1 million and $217.2 million related to the Acquisition, respectively (See Note 2). As such, at December 31, 1997, the identifiable assets of the segments in continuing operations do not include goodwill. The Roltra Morse discontinued segment had goodwill of $8 million included in identifiable assets as of December 31, 1997.

Identifiable assets at December 31, 1996 include $6.7 million and $55 million of goodwill for the Fluid Handling and Industrial Positioning segments, respectively, and goodwill of $0.6 million and $9.5 million for the Instrumentation and Roltra Morse discontinued segments, respectively.



The continuing operations of the Company on a geographic basis are as follows:

Year Ended December 31
(Dollars in thousands)          1998        1997       1996
------------------------------------------------------------
Net sales
     United States          $203,685    $214,150   $210,196
     Foreign                 105,185     102,712     99,315
------------------------------------------------------------
Total net sales             $308,870    $316,862   $309,511
============================================================
Segment operating income
     United States           $34,522     $25,050    $20,948
     Foreign                  13,262       2,437      7,198
------------------------------------------------------------
Total segment operating
  income                     $47,784     $27,487    $28,146
============================================================
Identifiable assets
  Continuing Operations:
     United States          $327,720    $380,263   $196,373
     Foreign                  61,252      68,110     85,873
  Discontinued Operations:
     United States               ---        (562)    23,210
     Foreign                     ---      15,489     25,466
------------------------------------------------------------
Total identifiable assets   $388,972    $463,300   $330,922
============================================================

Export sales
     Asia                     $5,277     $ 5,011    $ 5,724
     Canada                    3,801       4,878      3,236
     Europe                    3,288       2,745      3,133
     Latin America             1,241         779        906
     Middle East & North
       Africa                    769         604      1,943
     South America             7,031       7,349      6,739
     Other                     3,440       2,236      3,333
------------------------------------------------------------
Total export sales          $ 24,847     $23,602    $25,014
============================================================



No one customer accounted for 10% or more of consolidated sales in 1998, 1997 or 1996.

Note 12  Pension Plans and Other Postretirement Benefits

The Company and its subsidiaries have various pension plans covering substantially all of their employees. Benefits under these pension plans for substantially all U.S. employees ceased to accrue on January 31, 1999, when the Company froze benefits under its primary pension plan. At the same time, the Company increased the length of service credit for the pension plan by 20% and enhanced its 401k plan. Curtailment of the pension plan resulted in a curtailment gain of $6.5 million, while the increased length of service resulted in a loss of $4.9 million. Both changes were contemplated at acquisition and have been recorded as purchase accounting adjustments.

It is the general policy of the Company to fund its pension plans in conformity with requirements of applicable laws and regulations. Net Periodic pension cost was $0.7 million in 1998, $3.8 million in 1997 and $4.3 million in 1996, and includes amortization of prior service cost and transition amounts for periods of 5 to 15 years. The 1998, 1997 and 1996 expense includes costs related to retained pension liabilities of discontinued operations.

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


                           Pension Benefits   Other Benefits
---------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)      1998     1997      1998     1997
---------------------------------------------------------------

Change in benefit obligation:
Benefit obligation at
  beginning of year       $208,778  $213,011   $9,345  $10,210
Service cost                 2,190     2,561        9        9
Interest cost               15,169    14,186      674      725
Amendments                     241       ---       85      ---
Actuarial loss (gain)       13,420     6,002    1,027     (463)
Purchase accounting &
  Instrumentation
  business sale             (7,292)  (9,616)      ---      ---
Benefits paid              (13,432) (17,366)  (1,136)   (1,136)
---------------------------------------------------------------
Benefit obligation at
  end of year             $219,638  $208,778  $10,004   $9,345
---------------------------------------------------------------

Change in plan assets:
Fair value of plan
  assets at beginning of
  Year                    $201,638  $197,689      ---      ---
Actual return on plan
  assets                    25,424    26,242      ---      ---
Employer contribution          830     2,262      ---      ---
Benefits paid              (13,150) (13,595)      ---      ---
Instrumentation business
  sale                         ---  (10,960)      ---      ---
---------------------------------------------------------------
Fair value of plan
  assets at end of year   $214,742  $201,638      ---      ---
---------------------------------------------------------------

Funded status             $ (4,896) $(7,140) $(10,004) $(9,345)
Unrecognized actuarial loss   (340)     ---       508      ---
Unrecognized prior
  service cost                  55      ---        85      ---
----------------------------------------------------------------
Accrued benefit cost      $ (5,181) $(7,140) $ (9,411) $(9,345)
================================================================

                           Pension Benefits   Other Benefits
---------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)      1998     1997      1998     1997
---------------------------------------------------------------
Discount rate                6.75%      7.5%    6.75%    7.25%
Expected return on plan
  assets                      9.0%      9.0%      ---      ---
Rate of compensation
  increase                    5.3%      5.3%      ---      ---

For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 and in all future years.



                           Pension Benefits   Other Benefits
---------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)      1998     1997      1998     1997
---------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                $2,367    $2,738       $9       $9
Interest cost               15,169    14,711      674      725
Expected return on plan
  assets                   (16,834)  (25,678)     ---      ---
Amortization of prior
  service cost                  (8)   11,689      ---     (652)
Curtailment                    ---       369      ---      ---
===============================================================
Net periodic benefit cost     $694    $3,829     $683      $82
===============================================================

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $203.4 million, $203.4 million and $197.8 million, respectively, as of December 31, 1998, and $7.8 million, $7.4 million and $4.8 million, respectively, as of December 31, 1997.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                         1-Percentage       1-Percentage
(Dollars in thousands)    Point Increase     Point Decrease
-------------------------------------------------------------
Effect on total of
  service and interest
  cost components                  $54              ($46)
Effect on the
  postretirement benefit
  Obligation                      $744             ($640)


Plan assets at December 31, 1998 are invested in fixed income investments and equity securities whose values are subject to fluctuations of the securities market.

The Company maintains a defined contribution plan covering substantially all domestic, non-union employees. Eligible employees may generally contribute from 1% to 15% of their compensation on a pre-tax basis. Company contributions to the plan are based on 25% of the first 6% of each participant's pre-tax contribution. The Company's expense for 1998, 1997 and 1996 was $.4 million, $.6 million and $.7 million, respectively. Effective February 1, 1999, company contributions are based on 50% of the first 6% of each participant's pre-tax contribution. Effective January 1, 1999, the company will contribute 3% of all employees' salary (including non-contribution plan participants) to the defined contribution plan.


Note 13  Leases

The Company leases certain manufacturing and office facilities, equipment, and automobiles under long-term leases. Future minimum rental payments required under operating leases of continuing operations that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 1998, are:

 (Dollars in thousands)
------------------------------------------------------------
1999                                                $ 3,686
2000                                                  2,779
2001                                                  2,383
2002                                                  1,890
2003                                                  1,528
Thereafter                                            3,265
------------------------------------------------------------

Total minimum lease payments                       $ 15,531
============================================================

Total  rental  expense  under  operating   leases  charged  against   continuing
operations was $7.3 million in 1998, $7.8 million in 1997 and $7.2 million in 1996.

Note 14  Foreign Exchange Contracts

The Company periodically enters into foreign exchange contracts for purposes of hedging its exposure to foreign currency exchange rate fluctuations. These contracts hedge firm commitments between the Swedish Krona and the German Deutschmark and the United States Dollar. At December 31, 1998, the Company had foreign currency contracts with notional amounts totaling approximately $2.4 million with various expiration dates through September 1999. The amount of deferred gain or loss associated with these contracts is not material.

All foreign currency derivative agreements are with major commercial banks; therefore the risk of credit loss from nonperformance by the banks is considered by management to be minimal. The Company evaluates its exposure to credit loss on an ongoing basis.

Note 15   Contingencies

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 7,000 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases involving approximately 30,000 claimants which were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and
(ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

The Company is a defendant in a lawsuit brought in the United States District Court for the District of New Jersey alleging failure in performance of equipment sold in 1986 by the Company's former Delavel Turbine division. The complaint seeks damages in excess of $12 million. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously.

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

The Company is a defendant in a lawsuit in the Circuit Court of Cook County, Illinois alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8 million. To date the Court has granted a series of Summary Judgment motions filed by the Company which have significantly reduced the scope of damages which the Plaintiff may claim but has permitted additional discovery to determine whether any other damages exist which plaintiff may be entitled to seek at a trial, but the Company believes that there are legal and factual defenses to the claims and intends to defend the action vigorously.

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

The operations of the Company, like those of other companies engaged in similar businesses, involve the use, disposal and clean up of substances regulated under environmental protection laws. In a number of instances the Company has been identified as a Potentially Responsible Party by the U.S. Environmental Protection Agency, and in one instance by the State of Washington, with respect to the disposal of hazardous wastes at a number of facilities that have been targeted for clean-up pursuant to CERCLA or similar state law. Similarly, the Company has received notice that it is one of a number of defendants named in an action filed in the United States District Court, for the Southern District of Ohio Western Division by a group of plaintiffs who are attempting to allocate a share of cleanup costs, for which they are responsible, to a large number of additional parties, including the Company. Although CERCLA and corresponding state law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or a minor contributor at each site. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will not be material.

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



                 Report of Independent Public Accountants


To the Shareholders and Board of Directors of Imo Industries Inc.:

We have audited the accompanying consolidated balance sheets of Imo Industries Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the year ended December 31, 1998, and for the periods from August 29, 1997, through December 31, 1997
(post-Acquisition), and from January 1, 1997, through August 28, 1997 (pre-Acquisition.) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imo Industries Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, and for the periods from August 29, 1997, through December 31, 1997 (post-Acquisition), and from January 1, 1997, through August 28, 1997 (pre-Acquisition), in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP



Richmond, Virginia
March 5, 1999





          Report of Independent Public Accountants on Schedule II



To the Shareholders and Board of Directors of Imo Industries Inc.:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Form 10-K Annual Report of Imo Industries Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and for the year ended December 31, 1998, and for the periods from August 29, 1997, through December 31, 1997 (post-Acquisition), and from January 1, 1997, through August 28, 1997 (pre-Acquisition), and have issued our report thereon dated March 5, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II filed as a part of the Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP



Richmond, Virginia
March 5, 1999






                         REPORT OF INDEPENDENT AUDITORS


Board of  Directors
Imo  Industries  Inc.

We have audited the consolidated statement of income, shareholders equity and cash flows of Imo Industries Inc. and subsidiaries for the year ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for this same period. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Imo Industries Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.


                                             ERNST & YOUNG LLP


Princeton, New Jersey
February 19, 1997, except for Note 3 as to which the date is February 2, 1998




Imo Industries Inc. and Subsidiaries
Quarterly Financial Information (Unaudited)
Quarterly financial information for 1998 and 1997 is as follows:


                                        1st       2nd      3rd      4th
1998 (Dollars in thousands except    Quarter   Quarter   Quarter   Quarter
per share amounts) (a)

Net Sales                            $ 83,031  $81,084  $75,464    $ 69,291

Gross profit                           26,745   26,447   24,047      23,052
Income (loss)from continuing
  operations before extraordinary item  3,324    3,842    3,772         (45)
Extraordinary Item                     (5,603)     ---   (1,114)      1,494
Net income (loss)                      (2,279)   3,842    2,658       1,449


                                                   Pre-Acquis. Post-Acquis.
                                                       July    August
                                                       1,      29,
                                       1st      2nd    1997 to 1997 to     4th
                                     Quarter  Quarter  August  September Quarter
                                                       28,     30,
                                                       1997    1997


1997 (Dollars in thousands except
per share amounts) (a)

Net Sales                            $ 78,927  $81,305  $49,919  $26,816 $79,895
Gross profit                           24,628   25,797    14,450   7,316  22,798
Income (loss) before extraordinary
  item:
     Continuing Operations            (14,328)   1,205   (18,128) (5,717)     28
     Discontinued Operations            1,486    1,224      (338) (8,860)(3,323)
Extraordinary Item                        ---      ---       ---    (287)(3,061)
Net income (loss)                     (12,842)   2,429  (18,466) (14,864)(6,356)
Earnings (loss) per share, basic
  and diluted:
     Before extraordinary item:
          Continuing Operations          (.84)     .07    (1.05)    (.33)   ---
          Discontinued Operations         .09      .07     (.02)    (.52)  (.19)
     Extraordinary Item                   ---      ---       ---    (.02)  (.18)
     Net income (loss)                   (.75)     .14    (1.07)    (.87)  (.37)



(a) The notes to the consolidated financial statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.

                                   SCHEDULE II
                      IMO INDUSTRIES INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)
THREE-YEAR PERIOD ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                             ADDITIONS
                              BALANCE   -------------------
                               AT      CHARGED                           BALANCE
                            BEGINNING  TO COSTS  OTHER -     DEDUCTIONS   AT END
                             OF YEAR   EXPENSES  DESCRIBE   - DESCRIBE   OF YEAR

YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful      $ 1,435   $ (158)   $   3   (2)   $  229 (3)  $1,058
 accounts                                                        (7) (1)
                           ========  ========  ========    ========     ========
Inventory valuation         $ 9,508    $  974   $   53  (2)  $ 3,249 (5)  $7,222
  allowance                                                       64 (1)
                           ========  ========  ========    ========     ========
Valuation allowance for
  deferred  tax assets      $53,257                          $51,537 (7)  $1,720
                           ========  ========  ========    ========     ========
Accrued product warranty    $ 1,844   $ 1,224   $   46       $ 1,691 (4)  $1,423
liability

                           ========  ========  ========    ========     ========

YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful
  accounts                   $1,346   $ 1,813   $   32  (2)   $ 295  (3)  $1,435
                                                                 55  (1)
                                                              1,406  (6)
                           ========  ========  ========    ========     ========
Inventory valuation          $9,929   $13,418    $ 360  (2)  $3,613  (5)  $9,508
  allowance                                                     382  (1)
                                                             10,204  (6)
                           ========  ========  ========    ========     ========
Valuation allowance for
  deferred tax assets       $44,065    $9,192    $  ---      $  ---      $53,257
                           ========  ========  ========    ========     ========
Accrued product warranty     $2,007    $1,815    $  ---       $  28  (1)  $1,844
  liability                                                   1,950  (4)
                           ========  ========  ========    ========     ========

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful
  accounts                   $1,507     $ 252     $  19 (2)   $ 398  (3)  $1,346
                                                                 34  (1)
                           ========  ========  ========    ========     ========
Inventory valuation
  allowance                  $9,560    $1,136     $ 305 (2)  $1,213  (5)  $9,929
                                                    141 (1)
                           ========  ========  ========    ========     ========
Valuation allowance for
  deferred tax assets       $31,675   $12,390    $  ---     $  ---       $44,065
                           ========  ========  ========    ========     ========
Accrued product warranty     $2,159    $2,473    $  ---      $2,458  (4)  $2,007
  liability                                                     143  (2)
                                                                 24  (1)
                           ========  ========  ========    ========     ========



(1) Foreign exchange adjustments.
(2) Reclassifications and adjustments.
(3) Uncollectible accounts written off, net of recoveries.
(4) Product warranty claims honored during the year.
(5) Charges against inventory valuation account during the year. deferred tax benefits
(6) In conjunction with the acquisition of the Company and purchase accounting adjustments as of August 28, 1997, the reserves were reset to zero.
(7) True up balances and reduce valuation reserve due to management's belief that it is more likely than not that deferred tax benefits will be utilized in the future.