Form 10-Q
period 1999-04-02
IMO INDUSTRIES INC
filed 1999-05-17
CIK 804151

UNITED STATES

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1999

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from ____________ to _____________




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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value--100 shares as of May 14, 1999.





                                      INDEX





PART I.  FINANCIAL INFORMATION

Item 1.  Financial
Statements.

      Consolidated Condensed Statements of Income (Unaudited) Three months ended
        April 2, 1999 and April 3, 1998

      Consolidated Condensed Balance Sheets - April 2, 1999 (Unaudited) and December 31, 1998

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Three months ended April 2, 1999 and April 3, 1998

      Notes to Consolidated Condensed Financial Statements (Unaudited) -
        April 2, 1999

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
                      Imo Industries Inc. and Subsidiaries
      Consolidated Condensed Statements of Income and Comprehensive Income
                 (Dollars in thousands except per share amounts)

                                           Three Months Ended
                                          April 2,   April 3,
                                             1999       1998
----------------------------------------------------------------
                                               (Unaudited)

Net Sales                                   $74,499     $83,031
Cost of products sold                        50,731      56,286
----------------------------------------------------------------

Gross Profit                                 23,768      26,745

Selling, general and administrative
  expenses                                   12,897      15,199
Research and development expenses             1,202       1,456
----------------------------------------------------------------

Income From Operations                        9,669      10,090

Other expense, net                              103          81
----------------------------------------------------------------

Income From Continuing Operations Before
  Interest, Income Taxes, and Extraordinary
  Item                                        9,566      10,009

Interest Expense                              4,258       5,856
----------------------------------------------------------------

Income From Continuing Operations Before
  Income Taxes and Extraordinary Item         5,308       4,153

Income Tax Expense                            1,987         829
----------------------------------------------------------------

Income From Continuing Operations Before
   Extraordinary Item                         3,321       3,324

Extraordinary Item - Loss on
  Extinguishment of Debt                       (216)     (5,603)
----------------------------------------------------------------

Net Income (Loss)                            $3,105    $ (2,279)
================================================================

Other comprehensive loss, net of taxes -
   Foreign currency translation
     adjustments                             (1,427)       (343)
----------------------------------------------------------------

Comprehensive Income (Loss)                  $1,678     $(2,622)
================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.




                      Imo Industries Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                 (Dollars in thousands except par value amounts)

                                               April 2,      December 31,
                                                 1999            1998
------------------------------------------------------------------------
                                              (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                          $ 286         $6,230
Trade accounts and notes receivable, less
  allowance of $1,028 in 1999 and $1,058
  in 1998                                         48,969         40,125
Inventories-net                                   51,014         53,114
Deferred income tax assets                        16,097         16,096
Prepaid expenses and other current assets          2,514          2,525
------------------------------------------------------------------------
Total Current Assets                             118,880        118,090
Property, plant and equipment, net of
  accumulated depreciation of $9,001 and          58,829         59,430
  $7,660, respectively
Net Intangible assets, principally goodwill      176,416        177,826
Other assets                                      33,451         33,626
------------------------------------------------------------------------
Total Assets                                    $387,576      $ 388,972
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable and current portion of
  long-term debt                                $ 10,011         $9,303
Trade accounts payable                            18,592         15,350
Accrued expenses and other liabilities            54,069         52,919
------------------------------------------------------------------------
Total Current Liabilities                         82,672         77,572
Long-term debt                                   158,629        165,843
Other liabilities                                 40,331         41,291
------------------------------------------------------------------------
Total Liabilities                                281,632        284,706
------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value;
  5,000,000 shares authorized and unissued           ---            ---
Common stock: $.01 par value, 100 shares
  authorized and issued                                1              1
Additional paid-in capital                       120,751        120,751
Retained earnings (deficit)                      (12,445)       (15,550)
Cumulative foreign currency translation
  adjustments                                     (2,363)          (936)
------------------------------------------------------------------------
Total Shareholders' Equity                       105,944        104,266
------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity     $ 387,576      $ 388,972
========================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.




                      Imo Industries Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)


                                                        Three Months Ended
                                                 April 2, 1999    April 3, 1998
------------------------------------------------------------------------------
                                                             (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                      $ 3,105       $ (2,279)
Adjustments to reconcile net income (loss) to
  net cash provided by (used by) continuing operations:
      Depreciation and amortization                      2,706          3,020
      Extraordinary item                                   216          5,603
      Other                                                (11)            16
      Other changes in operating assets and
        liabilities:
            Accounts and notes receivable               (9,271)          (504)
            Inventories                                  1,711           (414)
            Accounts payable and accrued expenses        3,751         (2,862)
            Other operating assets and liabilities       1,580          6,232
------------------------------------------------------------------------------
   Net cash provided by continuing operations            3,787          8,812
   Net cash used by discontinued operations               (556)          (920)
------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                3,231          7,892
------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment              (1,574)        (2,058)
Proceeds from sale of businesses and property,
  plant and equipment                                      139         30,735
Net cash used by discontinued operations                   ---         (1,164)
Other                                                      ---             80
------------------------------------------------------------------------------
Net Cash (Used by) Provided by Investing Activities     (1,435)        27,593
------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in notes payable                                3,217          7,533
Decrease in long-term debt                              (9,692)       (40,089)
Payment of premium on notes repurchased and
  debt financing costs                                    (210)        (4,199)
Other                                                      ---            (37)
-------------------------------------------------------------------------------
Net Cash Used by Financing Activities                   (6,685)       (36,792)
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash                 (1,055)           (63)
-------------------------------------------------------------------------------
Decrease  in Cash and Cash Equivalents                  (5,944)        (1,370)
Cash and cash equivalents at beginning of period         6,230          3,528
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period               $ 286         $2,158
==============================================================================

Supplemental disclosures of cash flow
information:
   Cash paid during the period for:
      Interest                                         $ 2,035         $3,532
      Income taxes                                     $   664         $  442


The accompanying notes are an integral part of these consolidated condensed financial statements.



Imo Industries Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited with respect to April 2, 1999 and April 3, 1998 and the periods then ended.)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE B - DISCONTINUED OPERATIONS

On February 27, 1998, the Company completed the sale of its Roltra Morse business segment to Magna International Inc. for cash of $30 million, plus the assumption of Roltra Morse's debt. The operating results of the Roltra Morse segment have been segregated and reported as a discontinued operation in the accompanying Consolidated Condensed Statements of Income.

Net sales of the discontinued operations were $14.4 million for the three months ended April 3, 1998. Operating results of the discontinued operations resulted in net loss of $1.0 million for the three months ended April 3, 1998. These operating results from discontinued operations include allocated interest expense of $.2 million for the three months ended April 3, 1998. The operating loss for Roltra Morse was accrued as a portion of the estimated loss on disposal as of December 31, 1997.


NOTE C - INVENTORIES

Inventories are summarized as follows:

                                               April 2,      December 31,
(in thousands)                                   1999            1998
                                             -------------   -------------
                                             (Unaudited)

Finished products                             $ 16,954         $ 18,926
Work in process                                 18,675           17,880
Materials and supplies                          16,817           17,545
                                              ---------        ---------
                                                52,446           54,351
Less customers' progress payments               (1,432)          (1,237)
                                              =========        =========
                                              $ 51,014         $ 53,114
                                              =========        =========


NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

As of April 2, 1999, the Company had $12.0 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $7.9 million in foreign short-term credit facilities with amounts outstanding at April 2, 1999 of $3.9 million.

In addition, the Company had outstanding $74.2 million of its 11.75% senior subordinated notes ("Notes") due in 2006, $44.6 million of term loan borrowings, $40.0 million in revolver borrowings and $5.0 million due to Ameridrives
International, L.P., whose majority shareholders are also the majority shareholders of the Company. During the first quarters of 1999 and 1998, the Company purchased, in the open market at a premium, Notes in the face amounts of $3.5 million and $33.1 million, respectively. As a result of the early extinguishment of these Notes, extraordinary charges of $0.2 million and $5.6 million were recognized in the first quarters of 1999 and 1998.


NOTE E - CONTINGENCIES

Legal Proceedings

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 7,000 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases involving approximately 32,000 claimants which were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and
(ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the three months ended April 2, 1999. This section should be read in conjunction with the Company's 1998 Form 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's continuing businesses are grouped into two business segments for management and segment reporting purposes: Fluid Handling and Industrial Positioning.

Three Months Ended April 2, 1999 Compared to Three Months Ended April 3, 1998

Sales. Net sales from continuing operations for the first quarter of 1999 were $74.5 million compared with $83.0 million in the comparable 1998 period. First quarter 1999 net sales decreased 9.0% for the Fluid Handling segment and decreased 11.0% for the Industrial Positioning segment, respectively, compared to the prior year period. The decrease in the Fluid Handling segment is due to the downturn of the crude oil business in Canada and South America. The decrease in the Industrial Positioning segment is due to a downturn in demand in the agricultural sector, the sale of the conveyor business in Germany on July 31, 1998, the general softening of the power transmission market and inventory reduction programs initiated by key customers.

Gross Profit. Gross profit slightly decreased as a percentage of sales to 31.9% for the first quarter of 1999 compared with 32.2% in the first quarter of 1998, due to unfavorable manufacturing variances resulting from the reduced sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 17.3% for the first quarter of 1999 compared with 18.3% in the first quarter of 1998. The decreased expenses as a percentage of sales in 1999 was the result of Company-wide cost reduction programs instituted after the Acquisition.

Interest Expense. Average borrowings in the first quarter of 1999 were approximately $36.1 million lower than the first quarter of 1998. Total interest expense was $4.3 million for the first quarter of 1999 compared with $5.9 million for the same period in 1998.

Provision for Income Taxes. Income tax expense for continuing operations was $2.0 million and $0.8 million for the first quarters of 1999 and 1998, respectively. These amounts represent both current tax expense for foreign income taxes and deferred federal income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its U.S. earnings.

Extraordinary Item. During the first quarters of 1999 and 1998, the Company purchased, in the open market at a premium, Notes in the face amount of $3.5 million and $33.1 million, respectively. As a result of the early extinguishment of these Notes, an extraordinary charge of $0.2 million and $5.6 million was recognized in the first quarters of 1999 and 1998.

Net Income (Loss). The net income in the first quarter of 1999 was $3.1 million compared with a net loss of $2.3 million in the comparable 1998 period.

Liquidity and Capital Resources

Short-term and Long-term Debt

As of April 2, 1999, the Company had $12.0 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $7.9 million in foreign short-term credit facilities with amounts outstanding at April 2, 1999 of $3.9 million.

In addition, the Company had outstanding $74.2 million of its 11.75% senior subordinated notes due in 2006, $44.6 million of term loan borrowings, $40.0 million in revolver borrowings and $5.0 million due to Ameridrives
International, L.P., whose majority shareholders are also the majority shareholders of the Company.

Cash Flow

The Company's operating activities provided net cash of $3.2 million in the first quarter of 1999 compared with cash provided of $7.9 million in the comparable 1998 period. The cash provided by operating activities in 1999 was attributable to net operating profits and the decrease in working capital in the period. For the three months ended April 2, 1999, total debt reduction was $6.5 million. Cash and cash equivalents were $0.3 million at April 2, 1999 compared with $6.2 million at December 31, 1998.

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

The Company is filing this report pursuant to the filing requirements related to the 11.75% Senior Subordinated Notes due in 2006.


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings.

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference, and to Note E in Part I of this Form 10-Q Report.

Item 6.     Exhibits and Reports on Form 8-K.

           (a) Exhibits:

           The following exhibits are being filed as part of this Report:

           Exhibit No.      Description


               27          Financial Data Schedule as of April 2, 1999


           (b) Reports on Form 8-K:

                None



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Imo Industries Inc.
                                           (Registrant)



Date:  May 17, 1999
/s/ JOHN A. YOUNG
                                                   John A. Young
                                                   Chief Financial Officer




Date:  May 17, 1999
/s/ G. SCOTT FAISON
                                                   G. Scott Faison
                                                   Corporate Controller