Form 10-Q
period 1999-07-02
IMO INDUSTRIES INC
filed 1999-08-16
CIK 804151

UNITED STATES

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1999

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

   997 Lenox Drive, Suite 111
   Lawrenceville, New Jersey                             08648
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code 609-896-7600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value--100 shares as of August 16, 1999.


                                      INDEX





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

      Consolidated Condensed Statements of Income (Unaudited) Three months and six months ended July 2, 1999 and July 3, 1998

      Consolidated Condensed Balance Sheets - July 2, 1999 (Unaudited) and December 31, 1998

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Six months ended July 2, 1999 and July 3, 1998

      Notes to Consolidated Condensed Financial Statements (Unaudited) -
        July 2, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
                      Imo Industries Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
                 (Dollars in thousands except per share amounts)

                                         Three Months Ended     Six Months Ended
                                        July 2,   July 3,    July 2,    July 3,
                                          1999     1998       1999        1998
--------------------------------------------------------------------------------
                                             (Unaudited)            (Unaudited)

Net Sales                             $ 75,843    $81,084   $150,342   $164,115
Cost of products sold                   50,193     54,637    100,924    110,923
--------------------------------------------------------------------------------
Gross Profit                            25,650     26,447     49,418     53,192

Selling, general and administrative
  expenses                              12,169     14,934     25,066     30,133
Research and development expenses        1,262      1,370      2,464      2,826
--------------------------------------------------------------------------------
Income From Operations                  12,219     10,143     21,888     20,233
Other (income) expense, net                (91)      (248)        12       (167)
--------------------------------------------------------------------------------
Income From Operations Before
  Interest, Income Taxes, and
  Extraordinary Item                    12,310     10,391     21,876     20,400
Interest expense                         3,966      5,876      8,224     11,732
--------------------------------------------------------------------------------
Income From Operations Before Income
  Taxes and Extraordinary Item           8,344      4,515     13,652      8,668
Provision for income taxes               2,992        673      4,979      1,502
--------------------------------------------------------------------------------
Income From Operations Before
  Extraordinary Item                     5,352      3,842      8,673      7,166
Extraordinary item - loss on
  extinguishment of debt                     -          -       (216)    (5,603)
--------------------------------------------------------------------------------
Net Income                             $ 5,352    $ 3,842    $ 8,457    $ 1,563
================================================================================
Other comprehensive (loss) income, net of taxes -
   Foreign currency translation
     adjustments                          (504)        59     (1,931)      (284)
--------------------------------------------------------------------------------
Comprehensive Income                   $ 4,848    $ 3,901    $ 6,526    $ 1,279
================================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.



                      Imo Industries Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                 (Dollars in thousands except par value amounts)

                                              July 2,      December 31,
                                               1999            1998
------------------------------------------------------------------------
                                                (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                        $ 2,658         $6,230
Trade accounts and notes receivable, less
  allowance of $1,089 in 1999 and $1,058
  in 1998                                         48,496         40,125
Inventories-net                                   48,597         53,114
Deferred income tax assets                        16,080         16,096
Prepaid expenses and other current assets          2,872          2,525
------------------------------------------------------------------------
Total Current Assets                             118,703        118,090
Property, plant and equipment, net of
  accumulated depreciation of $10,367
  and $7,660, respectively                        58,561         59,430
Intangible assets, principally goodwill, net     175,085        177,826
Other assets                                      31,451         33,626
------------------------------------------------------------------------
Total Assets                                   $ 383,800      $ 388,972
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable and current portion of
  long-term debt                                $ 11,052         $9,303
Trade accounts payable                            17,238         15,350
Accrued expenses and other liabilities            47,538         52,919
------------------------------------------------------------------------
Total Current Liabilities                         75,828         77,572
Long-term debt                                   158,483        165,843
Other liabilities                                 38,697         41,291
------------------------------------------------------------------------
Total Liabilities                                273,008        284,706
------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value;
  5,000,000 shares authorized and unissued           ---            ---
Common stock: $.01 par value, 100 shares
  authorized and issued                                1              1
Additional paid-in capital                       120,751        120,751
Retained earnings (deficit)                       (7,093)       (15,550)
Cumulative foreign currency translation
  adjustments                                     (2,867)          (936)
------------------------------------------------------------------------
Total Shareholders' Equity                       110,792        104,266
------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity     $ 383,800      $ 388,972
========================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.




                      Imo Industries Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)


                                                         Six Months Ended
                                                 July 2, 1999    July 3, 1998
------------------------------------------------------------------------------
                                                              (Unaudited)
OPERATING ACTIVITIES
Net income                                             $ 8,457         $1,563
Adjustments to reconcile net income to net cash
provided by continuing operations:
      Depreciation and amortization                      5,431          5,925
      Extraordinary item                                   216          5,603
      Other                                                 72             43
      Other changes in operating assets and liabilities:
            Accounts and notes receivable               (9,259)         4,624
            Inventories                                  3,775          3,654
            Accounts payable and accrued expenses       (2,646)       (13,139)
            Other operating assets and liabilities         745          6,319
------------------------------------------------------------------------------
   Net cash provided by continuing operations            6,791         14,592
   Net cash used by discontinued operations             (1,236)          (955)
------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                5,555         13,637
------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment              (2,893)        (3,322)
Proceeds from sale of business and property,
  plant and equipment                                       65         30,738
Net cash used by discontinued operations                   ---         (1,164)
Other                                                      ---             80
------------------------------------------------------------------------------
Net Cash (Used by) Provided by Investing Activities     (2,828)        26,332
------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in notes payable                                1,658          7,326
Decrease in long-term debt                              (7,136)       (41,495)
Payment of premium on notes repurchased and
  debt financing costs                                    (210)        (4,699)
Other                                                      ---            (37)
------------------------------------------------------------------------------
Net Cash Used by Financing Activities                  (5,688)        (38,905)
------------------------------------------------------------------------------
Effect of exchange rate changes on cash                  (611)            (63)
------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents       (3,572)          1,001
Cash and cash equivalents at beginning of period         6,230          3,528
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period             $ 2,658         $4,529
==============================================================================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                         $ 8,115        $12,598
      Income taxes                                     $ 1,584          $ 613

The accompanying notes are an integral part of these consolidated condensed financial statements.



Imo Industries Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited with respect to July 2, 1999 and July 3, 1998 and the periods then ended.)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended July 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE B - DISCONTINUED OPERATIONS

On February 27, 1998, the Company completed the sale of its Roltra Morse business segment to Magna International Inc. for cash of $30 million, plus the assumption of Roltra Morse's debt.

Net sales of the discontinued operations were $14.4 million for the six months ended July 3, 1998. Operating results of the discontinued operations resulted in net loss of $1.0 million for the six months ended July 3, 1998. These operating results from discontinued operations include allocated interest expense of $.2 million for the six months ended July 3, 1998. The operating loss for Roltra Morse was accrued as a portion of the estimated loss on disposal as of December 31, 1997.


NOTE C - INVENTORIES

Inventories are summarized as follows:

                                               July 2,       December 31,
(in thousands)                                   1999            1998
                                             -------------   -------------
                                             (Unaudited)

Finished products                             $ 15,865         $ 18,926
Work in process                                 17,697           17,880
Materials and supplies                          16,250           17,545
                                              ---------        ---------
                                                49,812           54,351
Less customers' progress payments               (1,215)          (1,237)
                                              =========        =========
                                              $ 48,597         $ 53,114
                                              =========        =========


NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

As of July 2, 1999, the Company had $9.7 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $7.2 million in foreign short-term credit facilities with amounts outstanding at July 2, 1999 of $2.4 million.

In addition, the Company had outstanding $74.2 million of its 11.75% senior subordinated notes ("Notes") due in 2006, $40.5 million of term loan borrowings, $46.5 million in revolver borrowings and $5.0 million due to Ameridrives
International, L.P., whose majority shareholders are also the majority shareholders of the Company. During the first six months of 1999 and 1998, the Company purchased, in the open market at a premium, Notes in the face amounts of $3.5 million and $33.1 million, respectively. As a result of the early extinguishment of these Notes, extraordinary charges of $0.2 million and $5.6 million were recognized in the first quarters of 1999 and 1998.

NOTE E - SEGMENT INFORMATION

The Company  classifies its continuing  operations  into two business  segments:
Fluid Handling and Industrial Positioning. Detailed information regarding products by segment is contained in the section entitled "Business" included in
Part I, Item I of the Company's 1998 Form 10-K Report. Information about the business of the Company by business segment is presented below:

                                        Three Months Ended    Six Months Ended
(Dollars in thousands)                  July 2,    July 3,   July 2,    July 3,
                                          1999      1998       1999       1998
--------------------------------------------------------------------------------

Net Sales
    Fluid Handling                       $ 26,976  $ 30,081   $ 53,430  $ 59,144
    Industrial Positioning                 48,867    51,003     96,912   104,971
================================================================================
Total net sales                          $ 75,843  $ 81,084  $ 150,342  $164,115
================================================================================
Segment operating income
    Fluid Handling                        $ 6,477   $ 5,792   $ 11,973  $ 10,644
    Industrial Positioning                  7,692     6,762     13,633    14,326
================================================================================
Total segment operating income             14,169    12,554     25,606    24,970
================================================================================
Equity in income (loss) of
  unconsolidated companies                    ---        66        ---      (40)
Unallocated corporate expenses             (1,900)   (2,416)    (3,793)  (4,907)
Net interest expense                       (3,925)   (5,689)    (8,161) (11,355)
================================================================================
Income (loss) from continuing operations
  before Income taxes and extraordinary
  item                                     $8,344   $ 4,515   $ 13,652   $ 8,668
================================================================================

A reconciliation of segment operating income to income from operations follows:

                                        Three Months Ended    Six Months Ended
(Dollars in thousands)                 July 2,    July 3,   July 2,      July 3,
                                          1999      1998       1999        1998
--------------------------------------------------------------------------------

Segment operating income                 $ 14,169  $ 12,554   $ 25,606  $ 24,970
Unallocated corporate expenses             (1,900)   (2,416)    (3,793)  (4,907)
Other expense                                 (50)        5         75       170
================================================================================
Income (loss) from operations            $ 12,219  $ 10,143   $ 21,888  $ 20,233
================================================================================


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

The Company is a defendant in a lawsuit brought in the United States District Court for the District of Mississippi that alleges negligence, breach of contract and breach of express and implied warranties arising out of a failure of a turbine in September 1995. The complaint seeks damages in excess of $3 million. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously.

The Company is a defendant in a lawsuit brought in the United States District Court for the District of New Jersey alleging failure in performance of equipment sold in 1986 by the Company's former Delavel Turbine division. The complaint seeks damages in excess of $12 million. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously. On June 2, 1999, the Court granted a summary judgment motion filed by the Company which effectively dismissed all claims against it. Plaintiffs have appealed this judgment to the United States Court of Appeals for the Third Circuit.

The Company was a defendant in a lawsuit in the U.S. District Court for the Western District of Pennsylvania, which alleged component failures in equipment sold by its former diesel engine division. The complaint sought damages of approximately $3 million. On September 30, 1997 the Court granted a summary judgment motion filed by the Company which effectively dismissed all claims against it. Plaintiffs appealed this judgment to the United States Court of Appeals for the Third Circuit. On June 3, 1999, the United States Court of Appeals for the Third Circuit upheld the District Court's September 30, 1997 decision thereby upholding the dismissal of all claims against the Company.

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


Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the six months ended July 2, 1999. This section should be read in conjunction with the Company's 1998 Form 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's continuing businesses are grouped into two business segments for management and segment reporting purposes: Fluid Handling and Industrial Positioning.

Three Months Ended July 2, 1999 Compared to Three Months Ended July 3, 1998

Sales. Net sales from continuing operations for the second quarter of 1999 were $75.8 million compared with $81.1 million in the comparable 1998 period. Second quarter 1999 net sales decreased 10.3% for the Fluid Handling segment and decreased 4.2% for the Industrial Positioning segment, respectively, compared to the prior year period. The decrease in the Fluid Handling segment is due to downturns in the crude oil, pulp & paper and machinery support markets and unfavorable foreign currency fluctuations of the Swedish Krona. The decrease in the Industrial Positioning segment is due to lower demand in the agricultural sector, unfavorable foreign currency fluctuations, the sale of the conveyor business in Germany on July 31, 1998, the general softening of the power transmission market and inventory reduction programs initiated by key customers.

Gross Profit. Gross profit increased as a percentage of sales to 33.8% for the second quarter of 1999 compared with 32.6% in the second quarter of 1998, as a result of productivity improvements in each segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 16.0% for the second quarter of 1999 compared with 18.4% in the second quarter of 1998. The decreased expenses as a percentage of sales in 1999 was the result of continued cost reduction programs in each of the Company's operating units.

Interest Expense. Average borrowings in the second quarter of 1999 were approximately $24.4 million lower than the second quarter of 1998. Total interest expense was $4.0 million for the second quarter of 1999 compared with $5.9 million for the same period in 1998.

Provision for Income Taxes. Provision for income taxes for continuing operations was $3.0 million and $0.7 million for the second quarters of 1999 and 1998, respectively. These amounts represent both current tax expense for foreign income taxes and deferred federal income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its U.S. earnings.

Net Income. The net income in the second quarter of 1999 was $5.4 million compared with net income of $3.8 million in the comparable 1998 period.

Six Months Ended July 2, 1999 Compared to Six Months Ended July 3, 1998

Sales. Net sales from continuing operations for the first six months of 1999 were $150.3 million compared with $164.1 million in the comparable 1998 period. Net sales decreased 9.7% for the Fluid Handling segment and decreased 7.7% for the Industrial Positioning segment, respectively, compared to the prior year period. The decrease in the Fluid Handling segment is due to downturns in the crude oil, machinery support and pulp & paper markets and unfavorable foreign currency fluctuations of the Swedish Krona. The decrease in the Industrial Positioning segment is due to lower demand in the agricultural sector, unfavorable foreign currency fluctuations, the sale of the conveyor business in Germany on July 31, 1998, the general softening of the power transmission market and inventory reduction programs initiated by key customers.

Gross Profit. Gross profit increased as a percentage of sales to 32.9% for the first six months of 1999 compared with 32.4% in the first six months of 1998, as a result of productivity improvements in each segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 16.7% for the first six months of 1999 compared with 18.4% in the first six months of 1998. The decreased expenses as a percentage of sales in 1999 was the result of continued cost reduction programs in each of the Company's operating units.

Interest Expense. Average borrowings in the first six months of 1999 were approximately $31.0 million lower than the first six months of 1998. Total interest expense was $8.2 million for the first six months of 1999 compared with $11.7 million for the same period in 1998.

Provision for Income Taxes. Provision for income taxes for continuing operations was $5.0 million and $1.5 million for the first six months of 1999 and 1998, respectively. These amounts represent both current tax expense for foreign income taxes and deferred federal income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its U.S. earnings.

Extraordinary Item. During the first six months of 1999 and 1998, the Company purchased, in the open market at a premium, Notes in the face amount of $3.5 million and $33.1 million, respectively. As a result of the early extinguishment of these Notes, an extraordinary charge of $0.2 million and $5.6 million was recognized in the first six months of 1999 and 1998.

Net Income. The net income in the first six months of 1999 was $8.5 million compared with net income of $1.6 million in the comparable 1998 period.

Liquidity and Capital Resources

Short-term and Long-term Debt

As of July 2, 1999, the Company had $9.7 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $7.2 million in foreign short-term credit facilities with amounts outstanding at July 2, 1999 of $2.4 million.

In addition, the Company had outstanding $74.2 million of its 11.75% senior subordinated notes due in 2006, $40.5 million of term loan borrowings, $46.5 million in revolver borrowings and $5.0 million due to Ameridrives
International, L.P., whose majority shareholders are also the majority shareholders of the Company.

Cash Flow

The Company's operating activities provided net cash of $5.6 million in the first six months of 1999 compared with cash provided of $13.6 million in the comparable 1998 period. The cash provided by operating activities in 1999 was attributable to net operating profits offset by the increase in working capital in the period. For the six months ended July 2, 1999, total debt reduction was $5.5 million. Cash and cash equivalents were $2.7 million at July 2, 1999 compared with $6.2 million at December 31, 1998.

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


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings.

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference, and to Note F in Part I of this Form 10-Q Report.

Item 6.     Exhibits and Reports on Form 8-K.

           (a) Exhibits:

           The following exhibits are being filed as part of this Report:

           Exhibit No.      Description


           27          Financial Data Schedule as of July 2, 1999


           (b) Reports on Form 8-K:

           None




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Imo Industries Inc.
                                       (Registrant)



Date:  August 16, 1999
/s/ JOHN A. YOUNG
                                                     John A. Young
                                                  Chief Financial Officer




Date:  August 16, 1999
/s/ SCOTT FAISON
                                                    Scott Faison
                                                 Corporate Controller