Form 10-Q
period 1999-10-01
IMO INDUSTRIES INC
filed 1999-11-16
CIK 804151

UNITED STATES

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value--100 shares as of November 16, 1999.




                                      INDEX





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Condensed Statements of Income and Comprehensive Income
  (Unaudited) - Three months and nine months ended October 1, 1999 and October 2, 1998

Consolidated Condensed Balance Sheets - October 1, 1999 (Unaudited) and December 31, 1998

Consolidated Condensed Statements of Cash Flows (Unaudited) -
  Nine months ended October 1, 1999 and October 2, 1998

Notes to Consolidated Condensed Financial Statements (Unaudited) -
        October 1, 1999

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

                                         Three Months Ended    Nine Months Ended
                                   October 1,  October 2,  October 1, October 2,
                                      1999        1998        1999        1998
--------------------------------------------------------------------------------
                                              (Unaudited)            (Unaudited)

Net Sales                              $67,159    $75,464   $217,501   $239,579
Cost of products sold                   46,260     51,417    147,184    162,340
--------------------------------------------------------------------------------

Gross Profit                            20,899     24,047     70,317     77,239

Selling, general and administrative
  expenses                              11,813     12,774     36,879     42,907
Research and development expenses          982      1,318      3,445      4,144
--------------------------------------------------------------------------------

Income From Operations                   8,104      9,955     29,993     30,188

Other (income) expense, net                  4       (294)         17      (461)
--------------------------------------------------------------------------------

Income From Operations Before
  Interest, Income Taxes, and
  Extraordinary Item                     8,100     10,249      29,976    30,649

Interest expense                         4,219      5,132      12,443    16,864
--------------------------------------------------------------------------------

Income From Operations Before Income
  Taxes and Extraordinary Item           3,881      5,117      17,533    13,785

Provision for income taxes               1,603      1,345       6,582     2,847
--------------------------------------------------------------------------------

Income From Operations Before
  Extraordinary Item                     2,278      3,772      10,951    10,938

Extraordinary item - loss on
  extinguishment of debt                   ---     (1,114)       (216)   (6,717)
--------------------------------------------------------------------------------

Net Income                             $ 2,278    $ 2,658    $ 10,735   $ 4,221
================================================================================

Other comprehensive (loss) income,
  net of taxes -
   Foreign currency translation
      adjustments                          746       943      (1,185)       659
--------------------------------------------------------------------------------

Comprehensive Income                   $ 3,024     $3,601     $ 9,550   $ 4,880
================================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.



                      Imo Industries Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                   (Dollars in thousands except par value amounts)

                                               October 1,    December 31,
                                                  1999           1998
--------------------------------------------------------------------------
                                                (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                        $ 3,110        $ 6,230
Trade accounts and notes receivable, less
  allowance of $1,151 in 1999 and $1,058 in 1998  43,370         40,125
Inventories-net                                   47,634         53,114
Deferred income tax assets                        16,079         16,096
Prepaid expenses and other current assets          2,795          2,525
------------------------------------------------------------------------
Total Current Assets                             112,988        118,090
Property, plant and equipment, net of
  accumulated depreciation of $11,897 and
  $7,660, respectively                            58,931         59,430
Intangible assets, principally goodwill, net     173,791        177,826
Other assets                                      31,122         33,626
------------------------------------------------------------------------
Total Assets                                   $ 376,832      $ 388,972
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable and current portion of
  long-term debt                                $ 10,004        $ 9,303
Trade accounts payable                            16,479         15,350
Accrued expenses and other liabilities            48,518         52,919
------------------------------------------------------------------------
Total Current Liabilities                         75,001         77,572
Long-term debt                                   151,050        165,843
Other liabilities                                 36,965         41,291
------------------------------------------------------------------------
Total Liabilities                                263,016        284,706
------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value; 5,000,000 shares
  authorized and unissued                            ---            ---
Common stock: $.01 par value, 100 shares
  authorized and issued                                1              1
Additional paid-in capital                       120,751        120,751
Retained earnings (deficit)                      (4,815)        (15,550)
Cumulative foreign currency translation
  adjustments                                    (2,121)           (936)
------------------------------------------------------------------------
Total Shareholders' Equity                       113,816        104,266
========================================================================
Total Liabilities and Shareholders' Equity     $ 376,832      $ 388,972
========================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.




                      Imo Industries Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)


                                                         Nine Months Ended
                                                  October 1,      October 2,
                                                     1999            1998
------------------------------------------------------------------------------
                                                                  (Unaudited)
OPERATING ACTIVITIES
Net income                                             $10,735         $4,221
Adjustments to reconcile net income to net cash
  provided by continuing operations:
      Depreciation and amortization                      8,294          8,895
      Extraordinary item                                   216          6,717
      Other                                                130            (67)
      Other changes in operating assets and liabilities:
            Accounts and notes receivable expenses      (3,801)         7,817
            Inventories                                  5,019          8,199
            Accounts payable and accrued                (3,718)        (7,863)
            Other operating assets and liabilities         774          1,445
------------------------------------------------------------------------------
   Net cash provided by continuing operations           17,649         29,364
   Net cash used by discontinued operations             (1,469)        (1,035)
------------------------------------------------------------------------------
Net Cash Provided by Operating Activities               16,180         28,329
------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment              (4,363)        (4,339)
Proceeds from sale of business and property,
  plant and equipment                                       74         30,038
Net cash used by discontinued operations                   ---         (1,164)
Other                                                      ---             80
------------------------------------------------------------------------------
Net Cash (Used by) Provided by Investing Activities     (4,289)        24,615
------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in notes payable                                  231          5,693
Decrease in long-term debt                             (14,277)       (53,170)
Payment of premium on notes repurchased and
  debt financing costs                                    (210)        (4,699)
Other                                                      ---            (37)
-------------------------------------------------------------------------------
Net Cash Used by Financing Activities                  (14,256)       (52,213)
------------------------------------------------------------------------------
Effect of exchange rate changes on cash                   (755)           134
------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents        (3,120)           865
Cash and cash equivalents at beginning of period         6,230          3,528
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period              $3,110         $4,393
==============================================================================

Supplemental disclosures of cash flow
information:
   Cash paid during the period for:
      Interest                                          $9,536        $14,965
      Income taxes                                      $1,925         $1,922

The accompanying notes are an integral part of these consolidated condensed financial statements.


Imo Industries Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited with respect to October 1, 1999 and October 2, 1998 and the periods then ended.)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended October 1, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE B - DISCONTINUED OPERATIONS

On February 27, 1998, the Company completed the sale of its Roltra Morse business segment to Magna International Inc. for cash of $30 million, plus the assumption of Roltra Morse's debt.

Net sales of the discontinued operations were $14.4 million for the nine months ended October 2, 1998. Operating results of the discontinued operations resulted in net loss of $1.0 million for the nine months ended October 2, 1998. These operating results from discontinued operations include allocated interest expense of $.2 million for the nine months ended October 2, 1998. The operating loss for Roltra Morse was accrued as a portion of the estimated loss on disposal as of December 31, 1997.


NOTE C - INVENTORIES

Inventories are summarized as follows:

                                              October 1,     December 31,
(in thousands)                                   1999            1998
                                             -------------   -------------
                                             (Unaudited)

Finished products                             $ 15,113         $ 18,926
Work in process                                 16,789           17,880
Materials and supplies                          16,721           17,545
                                              ---------        ---------
                                                48,623           54,351
Less customers' progress payments                 (989)          (1,237)
                                              =========        =========
                                              $ 47,634         $ 53,114
                                              =========        =========


NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

As of October 1, 1999, the Company had $10.0 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $7.3 million in foreign short-term credit facilities with amounts outstanding at October 1, 1999, of $1.0 million.

In addition, the Company had outstanding $74.2 million (net of unamortized discount of $0.8 million) of its 11.75% senior subordinated notes ("Notes") due in 2006, $38.6 million of term loan borrowings, $41.3 million in revolver borrowings and $5.0 million due to Ameridrives International, L.P., whose majority shareholders are also the majority shareholders of the Company. During the first nine months of 1999 and 1998, the Company purchased, in the open market at a premium, Notes in the face amounts of $3.5 million and $42.6 million, respectively. As a result of the early extinguishment of these Notes, extraordinary charges of $0.2 million and $6.7 million were recognized in the first nine months of 1999 and 1998, respectively.


NOTE E - SEGMENT INFORMATION

The Company  classifies its continuing  operations  into two business  segments:
Fluid Handling and Industrial Positioning. Detailed information regarding products by segment is contained in the section entitled "Business" included in
Part I, Item I of the Company's 1998 Form 10-K Report. Information about the business of the Company by business segment is presented below:

                                         Three Months Ended    Nine Months Ended
(Dollars in thousands)                 October 1,  October    October   October
                                          1999      2, 1998    1, 1999   2, 1998
--------------------------------------------------------------------------------

Net Sales
    Fluid Handling                       $ 23,778  $ 28,499   $ 77,208  $ 87,643
    Industrial Positioning                 43,381    46,965    140,293   151,936
================================================================================
Total net sales                          $ 67,159  $ 75,464  $ 217,501 $ 239,579
================================================================================
Segment operating income
    Fluid Handling                        $ 5,088   $ 5,835   $ 17,061  $ 16,479
    Industrial Positioning                  4,884     6,182     18,517    20,508
--------------------------------------------------------------------------------
Total segment operating income              9,972    12,017     35,578    36,987
--------------------------------------------------------------------------------
Equity in income (loss) of
  unconsolidated companies                    ---        22        ---      (18)
Unallocated corporate expenses             (1,903)   (2,107)    (5,696)  (7,014)
Net interest expense                       (4,188)   (4,815)   (12,349) (16,170)
================================================================================
Income  from   continuing   operations
  before Income taxes and extraordinary
  item                                    $ 3,881   $ 5,117   $ 17,533  $ 13,785
================================================================================

A reconciliation of segment operating income to income from operations follows:

                                         Three Months Ended    Nine Months Ended
(Dollars in thousands)                 October 1,  October    October   October
                                          1999      2, 1998    1, 1999   2, 1998
--------------------------------------------------------------------------------

Segment operating income                  $ 9,972  $ 12,017   $ 35,578  $ 36,987
Unallocated corporate expenses             (1,903)   (2,107)    (5,696)  (7,014)
Other expense                                  35        45        111       215
================================================================================
Income (loss) from operations             $ 8,104   $ 9,955   $ 29,993  $ 30,188
================================================================================


NOTE F - CONTINGENCIES

Legal Proceedings

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 4,500 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to their insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases involving approximately 32,000 claimants which were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and
(ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

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


Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the nine months ended October 1, 1999. This section should be read in conjunction with the Company's 1998 Form 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Events

Sierra Acquisition: On October 18, 1999, the Company announced that it had signed a definitive agreement to acquire Sierra International Inc. ("Sierra") from Dana Corporation. The transaction is expected to be completed in the fourth quarter of 1999. Sierra will become part of the Company's Industrial Positioning segment.

Results of Operations

The Company's continuing businesses are grouped into two business  segments for
management  and  segment reporting  purposes:   Fluid  Handling  and  Industrial
Positioning.

Three Months Ended October 1, 1999, Compared to Three Months Ended October 2,
  1998

Sales. Net sales from continuing operations for the third quarter of 1999 were $67.2 million compared with $75.5 million in the comparable 1998 period. Third quarter 1999 net sales decreased 16.6% for the Fluid Handling segment and decreased 7.6% for the Industrial Positioning segment, respectively, compared to the prior year period. The decrease in the Fluid Handling segment is due to cyclicality in the crude oil, pulp & paper and machinery support markets. The decrease in the Industrial Positioning segment is due to lower demand in the agricultural and power transmission sectors, unfavorable foreign currency fluctuations, the sale of the conveyor business in Germany on July 31, 1998, and inventory reduction programs initiated by key customers.

Gross Profit. Gross profit decreased as a percentage of sales to 31.1% for the third quarter of 1999 compared with 31.9% in the third quarter of 1998, as a result of reduced sales volume and manufacturing levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of sales to 17.6% for the third quarter of 1999 compared with 16.9% in the third quarter of 1998. The increased expenses as a percentage of sales in 1999 was the result of reduced sales volume and manufacturing levels.

Interest Expense. Average borrowings in the third quarter of 1999 were approximately $19.2 million lower than the third quarter of 1998. Total interest expense was $4.2 million for the third quarter of 1999 compared with $5.1 million for the same period in 1998.

Provision for Income Taxes. Provision for income taxes for continuing operations was $1.6 million and $1.3 million for the third quarters of 1999 and 1998, respectively. These amounts represent both current tax expense for foreign income taxes and deferred federal income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its U.S.
earnings.

Net Income. The net income in the third quarter of 1999 was $2.3 million compared with net income of $2.7 million in the comparable 1998 period.

Nine Months Ended October 1, 1999, Compared to Nine Months Ended October 2, 1998

Sales. Net sales from continuing operations for the first nine months of 1999 were $217.5 million compared with $239.6 million in the comparable 1998 period. Net sales decreased 11.9% for the Fluid Handling segment and decreased 7.7% for the Industrial Positioning segment, respectively, compared to the prior year period. The decrease in the Fluid Handling segment is due to cyclicality in the crude oil, machinery support and pulp & paper markets and unfavorable foreign currency fluctuations of the Swedish Krona. The decrease in the Industrial
Positioning segment is due to lower demand in the agricultural and power transmission sectors, unfavorable foreign currency fluctuations, the sale of the conveyor business in Germany on July 31, 1998, and inventory reduction programs initiated by key customers.

Gross Profit. Gross profit increased as a percentage of sales to 32.3% for the first nine months of 1999 compared with 32.2% in the first nine months of 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 17.0% for the first nine months of 1999 compared with 17.9% in the first nine months of 1998. The decreased expenses as a percentage of sales in 1999 was the result of continued cost reduction programs in each of the Company's operating units.

Interest Expense. Average borrowings in the first nine months of 1999 were approximately $31.3 million lower than the first nine months of 1998. Total interest expense was $12.4 million for the first nine months of 1999 compared with $16.9 million for the same period in 1998.

Provision for Income Taxes. Provision for income taxes for continuing operations was $6.6 million and $2.8 million for the first nine months of 1999 and 1998, respectively. These amounts represent both current tax expense for foreign income taxes and deferred federal income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its U.S.
earnings.

Extraordinary Item. During the first nine months of 1999 and 1998, the Company purchased, in the open market at a premium, Notes in the face amount of $3.5 million and $42.6 million, respectively. As a result of the early extinguishment of these Notes, an extraordinary charge of $0.2 million and $6.7 million was recognized in the first nine months of 1999 and 1998.

Net Income. The net income in the first nine months of 1999 was $10.7 million compared with net income of $4.2 million in the comparable 1998 period.

Liquidity and Capital Resources

Short-term and Long-term Debt

As of October 1, 1999, the Company had $10.0 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $7.3 million in foreign short-term credit facilities with amounts outstanding at October 1, 1999 of $1.0 million.

In addition, the Company had outstanding $74.2 million (net of unamortized discount of $0.8 million) of its 11.75% senior subordinated notes due in 2006, $38.6 million of term loan borrowings, $41.3 million in revolver borrowings and $5.0 million due to Ameridrives International, L.P., whose majority shareholders are also the majority shareholders of the Company.

Cash Flow

The Company's operating activities provided net cash of $16.2 million in the first nine months of 1999 compared with cash provided of $28.3 million in the comparable 1998 period. The cash provided by operating activities in 1999 was attributable to net operating profits offset by the increase in working capital in the period. For the nine months ended October 1, 1999, total debt reduction was $14.0 million. Cash and cash equivalents were $3.1 million at October 1, 1999 compared with $6.2 million at December 31, 1998.

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

The Company estimates that the future aggregate cost of investigating and remediating (where required) any Year 2000 issues relating to its businesses will be less than $100,000. Due to the nature of its businesses, the Company does not believe that its customers or suppliers will be materially adversely affected by the Year 2000 issue. Although the Company's Boston Gear business unit relies to a significant extent on online ordering, the Company does not believe that the Year 2000 issue will materially adversely affect the Company's business or results of operations.

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

Item 6.     Exhibits and Reports on Form 8-K.

           (a) Exhibits:

           The following exhibits are being filed as part of this Report:

       Exhibit No.      Description


       27          Financial Data Schedule as of October 1, 1999


         (b) Reports on Form 8-K:

              None




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 Imo Industries Inc.
                                                    (Registrant)



Date:  November 16, 1999
                                                /s/  JOHN A. YOUNG
                                                     John A. Young
                                                  Chief Financial Officer




Date:  November 16, 1999
                                                /s/ SCOTT FAISON
                                                    Scott Faison
                                                 Corporate Controller