Form 10-K405
period 1999-12-31
IMO INDUSTRIES INC
filed 2000-03-30
CIK 804151

UNITED STATES

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

For the fiscal year ended December 31, 1999
                             OR

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

(X )

    Shares of  Registrant's  common stock,  $.01 par value, outstanding  as of
March 30, 2000 ......................100

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

      Industrial Positioning. The Industrial Positioning segment designs and produces a wide range of power transmission and motion control products, including enclosed gear drives, speed reducers, open gearing components, AC and DC motor controllers, push-pull cable, remote control systems and marine and power equipment after-market products. In Industrial Positioning, the Company's Boston Gear and Morse Controls units are among sales leaders in their respective market segments. Boston Gear products have applications in a wide range of industrial manufacturing operations, ranging from packaging machinery and equipment to integrated steel and pulp and paper mills. Morse Controls products are sold into a variety of end use markets with a concentration in the marine, mobile equipment and aviation sectors.

History

The Company, founded in 1901 in the United States by Dr. Carl Gustaf Patrick de Laval, a Swedish scientist, was incorporated in Delaware on March 2, 1959. The Company was acquired by Transamerica Corporation ("Transamerica") in 1963, and in 1964, Transamerica merged its existing wholly owned manufacturing subsidiary, General Metals Corporation, into the Company. At the close of business on December 18, 1986, Transamerica distributed all of the issued and outstanding shares of the Company common stock to holders of record of Transamerica common stock on the basis of one share of Company common stock for each ten shares of Transamerica common stock held and since that time the Company has operated on a stand-alone basis.

On August 28, 1997, Colfax Corporation ("Colfax"), acquired approximately 93% of the Company's outstanding shares of common stock pursuant to its tender offer for all outstanding shares of common stock of the Company (the "Acquisition"). The consideration paid was $7.05 per share of common stock or $112.1 million in total. On July 2, 1998, Imo Merger Corp., a wholly owned subsidiary of Colfax, merged with and into Imo, pursuant to a short-form merger under Delaware law ("back-end merger"). The Company was the surviving corporation in the back-end merger and as result became a wholly owned subsidiary of Colfax.

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

Fluid Handling

The Fluid Handling business segment is a leading worldwide manufacturer of rotary screw pumps. The three units that comprise the Fluid Handling segment -- Imo Pump, Imo AB and Warren Pumps Inc. -- design and manufacture screw-type fuel, lube oil and hydraulic pumps for use primarily by the marine, process, oil and gas and elevator industries. The segment's three-screw pumps are the leading low-noise-level pumps used in United States Navy and commercial vessels. These pumps are also used to power hydraulic elevators, lubricate diesel engines and fuel gas turbines. The segment's two-screw pumps are used by the pulp and paper industry and in other high-viscosity process applications.

Industrial Positioning

The Industrial Positioning business segment produces speed reducers, loose gearing, and precision mechanical and electronic control products and systems, that are recognized as leading products in their market niches. This segment is comprised of four units: Boston Gear, a leading producer of gears and speed reducers, Fincor Electronics, a producer of adjustable-speed motor controllers, Morse Controls, a manufacturer of push-pull cable and control systems and Sierra International Inc., a marketer of after-market marine and power equipment products. Speed reducers are used to reduce the output speed and increase the torque of power trains in numerous products, ranging from industrial machinery to exercise treadmills. Adjustable-speed motor controllers are used for the accurate control of electric motor speed, torque, shaft position and direction of rotation in applications such as ski lifts, textile machinery, overhead cranes and large printing presses. These operations also produce worm gear sets used as speed reducers by original equipment manufacturers and by oil and gas and industrial machinery customers. Push-pull cable and control systems are used to control and actuate functions, such as steering and valve adjustment, as an alternative to electrical systems. Applications include throttle control and steering systems for both off-the-road vehicles and pleasure boats. After-market marine and power equipment products include engine parts and flexible hose for pleasure craft and lawn and garden equipment.

Discontinued Operations

In April 1997, August 1997 and February 1998, the Company sold its Electro-Optical Systems, Instrumentation and Roltra Morse businesses, respectively. In accordance with APB Opinion No. 30, the disposals of these business segments have been accounted for as discontinued operations and, accordingly, their operating results have been segregated and reported as Discontinued Operations in the accompanying Consolidated Statements of Income.

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

Cost Reduction Programs

In connection with the Acquisition, the Company implemented a cost reduction program. The cost of this program was $18.6 million and was accrued for in accordance with the purchase method of accounting. It is comprised of $10.5 million related to severance and termination benefits as a result of headcount reductions at the Company's corporate headquarters. In addition, $1.2 million and $6.9 million of costs for the Company's Fluid Handling and Industrial Positioning segments, respectively, related to severance and termination benefits resulting from headcount reductions and the consolidation of certain manufacturing facilities. The program was completed in 1999. The required cash outlay related to this program was $8.1 million in 1997, $7.4 million in 1998 and $3.1 million in 1999.

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

Product Distribution and Customers

The Company's products are sold primarily through the Company's direct sales forces. During 1999, sales by the Company's direct sales forces were approximately 77% and 60% of the Fluid Handling and Industrial Positioning segments, respectively. The Company's remaining sales are made through distributors, dealers and agents.

None of the Company's business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. No customer accounted for 10% or more of consolidated sales from continuing operations in 1999, 1998 or 1997.

Backlog

The Company's backlog of unfilled orders at February 25, 2000 and 1999, and at December 31, 1999, 1998 and 1997, by business segment, was as follows:

                           February 25,            December 31,
                          2000       1999      1999     1998      1997
                                  (Dollars in millions)
Fluid Handling          $ 27.9     $ 33.0     $25.7   $ 32.1    $ 29.5
Industrial                36.6       29.8      33.3     30.2      31.8
Positioning
                        $ 64.5     $ 62.8    $ 59.0   $ 62.3    $ 61.3

Backlog is considered significant only to the Fluid Handling segment, given that the products of that operation require long lead times for manufacture. Of the total backlog at December 31, 1999, the Company believes that all but approximately $1.1 million of its orders will be filled in 2000.

Raw Materials

The Company obtains raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. The Company's principal raw materials are metals and plastics. The Company's suppliers and sources of raw materials are based in both the United States and international countries. The Company believes that its sources of raw materials are adequate for its needs for the foreseeable future. The loss of any one supplier would not have a material adverse effect on the Company's financial condition or results of operations.

Patents, Licenses and Trademarks

The Company owns numerous unexpired U.S. patents (currently having a term of 17 years from the date of issuance and expiring at various times in the future) and foreign patents (having an initial term that is governed by the law of the country and expiring at various times in the future), including counterparts of certain of its U.S. patents, in major industrial countries of the world. The Company's products are marketed under various trade names and registered U.S. and foreign trademarks (having an initial term that is governed by the law of the country and expiring at various times in the future). The Company, however, does not consider any one patent or trademark, or any group thereof, essential to its business as a whole, or to any of its business segments. The Company relies, to an extent, on proprietary product knowledge and manufacturing processes in its operations.

Research and Development

The Company's ongoing research and development programs involve the development of new technologies to enhance the performance or lower the cost of manufacturing its products, and the redesign of existing product lines either to increase their efficiency or to lower their manufacturing cost. Expenditures for research and development charged against continuing operations for 1999, 1998 and 1997 by business segment were as follows:

                                   Year Ended December 31,
                                1999        1998        1997
                                   (Dollars in millions)
Fluid Handling                  $1.5        $2.1        $2.1
Industrial Positioning           2.8         3.2         3.4
                                $4.3        $5.3        $5.5

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

Associates

At February 25, 2000, the Company employed approximately 1,900 associates worldwide. Approximately 1,300 associates were employed in the United States, and approximately 600 associates were employed outside of the United States. There are approximately 400 associates worldwide covered by collective bargaining agreements with various unions expiring in 2000 through 2002. The Company considers its relations with its associates to be satisfactory.

Item 2. Properties.

The location of the Company's manufacturing facilities at February 25, 2000 are as follows:

Location                        Product                        Owned/Leased

Fluid Handling

Monroe, North Carolina    Three-screw and two-screw pumps          Owned
Columbia, Kentucky        Three-screw, gear and elevator pumps     Owned
Warren, Massachusetts     Two-screw, gear and centrifugal pumps    Owned
Stockholm, Sweden         Three-screw pumps                        Owned
Paris, France             Three-screw pumps                        Leased

Industrial Positioning

Charlotte, North Carolina Open gearing and clutches                Owned
Clearwater, Florida       Marine hose products                     Leased
Hudson, Ohio              Cables and controls                      Leased
Litchfield, Illinois      Marine and power equipment after-market  Owned
                          parts

Louisburg, North Carolina Worm gear speed reducers                 Owned
Sarasota, Florida         Marine hydraulics                        Owned
York, Pennsylvania        Electronic drives                        Owned
Basildon, England         Cables and controls                      Leased
Heiligenhaus, Germany     Cables and controls                      Owned
Paris, France             Cables and controls                      Leased
Marsta, Sweden            Cables and controls                      Owned
Singapore                 Cables, controls and roller chain        Leased
Sydney, Australia         Cables and controls                      Owned

The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The Company believes that its properties have sufficient capacity to substantially increase its current utilization without incurring significant additional capital expenditures.

Item 3. Legal Proceedings.

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 4,500 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to its insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases, involving approximately 32,000 claimants, which were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

The Company is a defendant in a lawsuit brought in the United States District Court for the District of New Jersey alleging failure in performance of equipment sold in 1986 by the Company's former Deltex division. The complaint seeks damages in excess of $12 million. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously. On June 2, 1999, the Court granted a summary judgment motion filed by the Company which effectively dismissed all claims. Plaintiffs have appealed this judgment to the United States Court of Appeals for the Third Circuit.

The Company was a defendant in a lawsuit in the U.S. District Court for the Western District of Pennsylvania, which alleged component failures in equipment sold by its former diesel engine division. The complaint sought damages of approximately $3 million. On September 30, 1997, the Court granted a summary judgment motion filed by the Company which effectively dismissed all claims against it. Plaintiffs have appealed this judgment to the United States Court of Appeals for the Third Circuit. On June 3, 1999, the United States Court of Appeals for the Third Circuit upheld the District Court's September 30, 1997, decision thereby upholding the dismissal of all claims against the Company.

The Company is a defendant in a lawsuit in the Circuit Court of Cook County, Illinois alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8 million. The Company entered into an agreement with the plaintiff settling all claims. Co-Defendant, Federal Insurance Company, has recently filed a counterclaim for attorney's fees. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously.

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

Item 6. Selected Financial Data.
(Dollars in millions except per share amounts) (a)




                                           Post-Acquis.  Pre-Acquis.
                           Year      Year    August 29, January 1,   Year Ended
                          Ended     Ended    1997 to      1997      December 31,
                          December December December   to August  --------------
                         31, 1999*  31, 1998* 31, 1997   28, 1997  1996    1995
--------------------------------------------------------------------------------
Net sales                   $287.5  $308.9    $106.7    $210.2   $309.5  $297.1
Income (loss) from continuing
  operations before
  extraordinary item          15.3    10.9      (5.7)    (31.3)  (33.1)     7.2
Discontinued operations,
  net of taxes                 ---     ---     (12.2)      2.4   (16.8)    27.0
Extraordinary item (net
  of tax)                     (0.2)   (5.2)     (3.3)      ---    (8.5)    (4.4)
Net income (loss)             15.1     5.7     (21.2)    (28.9)  (58.4)    29.8
--------------------------------------------------------------------------------
(Loss) earnings per share, basic and diluted:
Continuing operations before
  extraordinary item                            (.33)    (1.82)  (1.93)     .42

  Discontinued operations, net of taxes         (.71)      .14   ( .99)    1.58
  Extraordinary item                            (.20)      ---    (.49)    (.26)
  Net (loss) income                            (1.24)    (1.68)  (3.41)    1.74
Cash dividends per share       ---     ---       ---       ---      ---     ---
--------------------------------------------------------------------------------
Total assets                 377.1   389.0     463.3              330.9   365.4
Total long-term debt, including
  current portion            169.1   174.3     223.4              276.0   244.5
================================================================================


(a) The notes to the consolidated financial statements located in Part IV of this Form 10-K Report as indexed atItem 14(a)(l) should be read in conjunction with this summary.

* As a result of the back-end merger on July 2, 1998, earnings per share is not presented for 1999 and 1998.

Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.


The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the audited Consolidated Financial Statements included elsewhere in this Form 10-K Report.

Comparisons of the results of operations for the year ended December 31, 1999, with the results for the years ended December 31, 1998 and 1997, are being presented on an historical basis. The year ended December 31, 1999 and 1998 and the four months ended December 31, 1997, include changes in depreciation and amortization that resulted from the application of the purchase method of accounting for the Acquisition. For further information on the pro forma effect of the Acquisition on the Company, see Note 2 in the Notes to Consolidated Financial Statements.

Recent Events

Sierra International Inc. Acquisition: On December 1, 1999, the Company purchased the stock of Sierra International Inc. ("Sierra") from Echlin
Inc., a subsidiary of Dana Corporation. Sierra sells and distributes replacement parts for marine and power equipment applications and marine hose products. Sierra has become part of the Company's Industrial Positioning segment.

Results of Operations

The Company's former Roltra Morse, Instrumentation and Electro-Optical Systems businesses are accounted for as discontinued operations. Accordingly, the operating results of these businesses have been segregated and reported as Discontinued Operations in the audited Consolidated Financial Statements included elsewhere in this Form 10-K Report. The discussion that follows concerns only the results of continuing operations, which are grouped into two business segments for management and financial reporting purposes: Fluid Handling and Industrial Positioning.

1999 Compared to 1998

Sales. Net sales from continuing operations in 1999 decreased 6.9% to $287.5 million, compared with $308.9 million in 1998, as a result of the Fluid Handling segment's sales decreasing 10.4% and a decrease of 4.9% in the Industrial Positioning segment's sales. The decrease in the Fluid Handling segment is due to cyclicality in the crude oil, machinery support and pulp & paper markets and unfavorable effects of a 4.6% change in the exchange rates for the Swedish Krona. The decrease in the Industrial Positioning segment is due to lower demand in the agricultural and power transmission sectors, unfavorable foreign currency fluctuations, the sale of the conveyor business in Germany on July 31, 1998, and inventory reduction programs initiated by key customers.

Gross Profit. Gross profit in 1999 decreased as a percentage of sales to 32.2% compared with 32.5% in 1998, as a result of reduced sales volume and manufacturing levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 17.6% of net sales in the twelve months ended December 31, 1999, as compared with 18.3% in the 1998 period. The decreased expenses as a percentage of sales in 1999 was the result of continued cost reduction programs in each of the Company's operating units.

Interest Expense. Average borrowings in 1999 were approximately $33.2 million lower than in 1998. Total interest expense of $16.7 million in 1999 was $4.6 million, or 21.6%, lower than in 1998, due primarily to the reduction of debt, through the generation of operating cash flow.

Income from Continuing Operations. The Company had income from continuing operations of $15.3 million in 1999, compared with $10.9 million in 1998, due to the decrease in interest expense.

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

Other Operating Results

Unusual Items. During the year ended December 31, 1997, the Company recorded unusual charges of $31.3 million against income from continuing operations. The first nine months of 1997 included an unusual charge of $10.5 million relating to the settlement of a judgment against the Company in favor of International Insurance Company. In addition, the Company recorded unusual charges of $20.8 million in the third quarter of 1997. Of these charges, $15.8 million related to the sale of the Company and represent indirect and general expenses incurred by the Company in connection with the sale process which were paid in 1997, and $5 million related to an additional legal provision concerning certain litigation matters.

Extraordinary Items. The year ended December 31, 1999, include an extraordinary charge of $0.2 million net of tax, related to the early extinguishment of $3.5 million of its 11.75% senior subordinated notes due in 2006.

The year ended December 31, 1998, include an extraordinary charge of $5.2 million net of tax, representing charges related to the early extinguishment of the Company's debt under its current senior secured credit facilities (the "New Credit Agreement") and its Notes, as well as the write-off of previously deferred loan costs.

Provision for Income Taxes. Income tax expense from continuing operations was $8.8 million, $7.0 million, and $1.5 million for 1999, 1998 and 1997, respectively.

Income tax expense for the year ended 1999, represents current tax expense of $1.1 million for federal alternative minimum tax, foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards to offset its domestic earnings.

The net deferred tax benefit currently recorded at December 31, 1999, is $32.8 million, a level where management believes that it is more likely than not that the tax benefit will be realized.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The valuation allowance was $1.7 million for December 31, 1999 and December 31, 1998. In 1998, the Company reduced its valuation reserve by $51.6 million due to its belief that it is more likely than not these tax benefits will be realized in future years. The revision of the valuation reserve is due to the change in purchase accounting estimates during the first year after acquisition.

The Company has net operating loss carryforwards of approximately $82.9 million expiring in years 2000 through 2018, and minimum tax credits of approximately $2.6 million, which may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits of approximately $3.4 million, expiring beginning in the year 2002. These carryforwards are available to offset future taxable income, subject to Section 382 limitations, due to the Acquisition.

Taxes have not been provided on the unremitted earnings of foreign subsidiaries since it is the Company's intention to indefinitely reinvest these earnings overseas. The amount of foreign withholding taxes that would be payable on remittance of these earnings is approximately $1.3 million.

Liquidity and Capital Resources

Short-term and Long-term Debt

As of December 31, 1999, the Company had $10.4 million of outstanding standby letters of credit. The Company had $7.3 million in foreign short-term credit facilities with amounts outstanding at December 31, 1999 of $1.3 million. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value.

In addition, the Company had outstanding $75 million of its 11.75% senior subordinated notes due in 2006, $36.7 million of term loan borrowings, $52.3 million in revolver borrowings, and $5 million due to Ameridrives International, L.P., whose majority shareholders are also the majority shareholders of the Company.

Cash Flow

The Company's operating activities provided cash of $39.5 million in 1999, compared with cash provided of $39.6 million in 1998. The cash provided in 1999 is principally due to net operating profits and the decrease in working capital.

The Company's total debt as a percent of its total capitalization decreased to 59.2% at December 31, 1999, compared with 62.6% at December 31, 1998, as a result of the debt paid down due to internal cash generation.

Capital expenditures of continuing operations increased to $6.4 million compared with the 1998 level of $6 million due to expenditures related to productivity improvements and new product development in the operating segments. In 1999 capital spending was used for the purpose of maintaining and improving competitive advantages at the Company's operations. The Company anticipates that capital expenditures in 2000 will increase over the 1999 level primarily due to expenditures related to new product development in the operating segments. There were no material outstanding commitments for the acquisition of property, plant, and equipment at December 31, 1999.

Management believes that cash flow from operations and cash available from unused credit facilities will be sufficient to fund future anticipated working capital needs, capital spending requirements and debt service requirements.

Year 2000

All of the Company's essential processes, systems, and business functions were compliant with the Year 2000 requirements by the end of 1999. The Company did not experience any Year 2000 consequences that affected its financial position, liquidity or results of operations.

The costs of the Company's Year 2000 compliance program were funded with cash flows from operations. Some of these costs related solely to the modification of existing systems, while others were for new systems that also improved business functionality. In total, these costs were not substantially different from the normal, recurring costs for system development, in part due to the reallocation of internal resources to implement the new business systems. Costs incurred related to Year 2000 issues, outside of normal and routine upgrades, were approximately $1.6 million in total which was spread over the last few years. The Company does not believe that there will be any significant future costs or problems related to the Year 2000.

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

None of the Company's business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. No customer accounted for 10% or more of consolidated sales in 1999, 1998 or 1997.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-K Report are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) Item 1 - "Backlog, Raw Materials and Environmental Matters" - the expected ability to fill existing orders in 2000, the continued adequacy of the Company's raw materials sources, and the future impact of environmental matters on the financial condition of the Company; (ii) Item 3 - "Legal Proceedings" - the future impact of legal proceedings on the financial condition of the Company. The Company wishes to caution the reader that, in addition to the matters described above, various factors such as delays in contracts from key customers, demand and market acceptance risk for new products, continued or increased competitive pricing and the effects of under-utilization of plants and facilities, particularly in Europe, and the impact of worldwide economic conditions on demand for the Company's products, could cause results to differ materially from those in any forward-looking statement.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company periodically enters into foreign exchange contracts for purposes of hedging its exposure to foreign currency exchange rate fluctuations. These contracts hedge firm commitments between the Swedish Krona and the German Deutschmark and the United States Dollar. At December 31, 1999, the Company had foreign currency contracts with notional amounts totaling approximately $0.1 million with various expiration dates through June 2000. The amount of deferred gain or loss associated with these contracts is not material.

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

Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Not Applicable

Item 11.  Executive Compensation.

Not Applicable

Item  12. Security Ownership ofCertain Beneficial Owners and Management.

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

            The Financial Statements and Supplementary Data required by Part II,
       Item 8 of Form 10-K are included in this Part IV of this Form 10-K Report as follows:

Consolidated Financial Statements

  Consolidated  Statements  of Income and  Comprehensive  Income for Years Ended
    December 31, 1999, December 31, 1998, the period from January 1, 1997 to August 28, 1997 (pre-Acquisition) and the period from August 29, 1997 to December 31, 1997 (post-Acquisition)

  Consolidated Balance Sheets at December 31, 1999 and 1998
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
    December 31, 1998, the period from January 1, 1997 to August 28, 1997 (pre-Acquisition) and the period from August 29, 1997 to December 31, 1997 (post-Acquisition)

  Consolidated  Statements of Shareholders' Equity (Deficit) for the Years Ended
    December 31, 1999, December 31, 1998, the period from January 1, 1997 to August 28, 1997 (pre-Acquisition) and the period from August 29, 1997 to December 31, 1997 (post-Acquisition)

  Notes to Consolidated Financial Statements
  Report of Independent Public Accountants
  Report of Independent Public Accountants on Schedule II
  Quarterly Financial Information (unaudited)

     (2)     Financial Statement Schedules

      The following consolidated financial statement schedule for the years ended December 31, 1999 and 1998, the period from January 1, 1997 to August 28, 1997 (pre-Acquisition) and the period from August 29, 1997 to December 31, 1997 (post-Acquisition) is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements.

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

(b)   Reports on Form 8-K

         None

                                  EXHIBIT INDEX

 Exhibit No.    Note No.         Description

    3(i)         (23)        The Company's Restated Certificate of
                             Incorporation, as amended March 10, 1989 and
                             November 10, 1992 and April 30, 1997

    3(ii)        (28)        The Company's Bylaws

    4.1 (A)      (18)        Indenture, dated as of April 15, 1996, between the
                             Company and IBJ Schroder Bank & Trust Company, as
                             Trustee

        (B)      (28)        Second Supplemental Indenture, dated as of August
                             26, 1997, between the Company   and IBJ
                             Schroder Bank & Trust Company, as Trustee

    4.3          (18)        Registration Rights Agreement, dated as of April
                             23, 1996, between the Company and the Initial
                             Purchasers

    4.3 (A)      (20)        Rights Agreement dated as of April 30, 1997 between
                             the Company and  First Chicago Trust Company of New
                             York, which includes, as Exhibit A thereto, the Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of Imo Industries Inc., as Exhibit B thereto, the
                             Form of Rights Certificate and as Exhibit C thereto, the Summary of Rights to Purchase
                             Preferred Stock.

        (B)      (21)        Amendment to Rights Agreement dated June 25, 1997
                             between the Company and First Chicago Trust Company of New York

        (C)      (22)        Second Amendment to Rights Agreement dated July 25,
                             1997 between the Company and First Chicago Trust
                             Company of New York

        (D)      (24)        Third Amendment to Rights Agreement dated August
                             21, 1997 between the Company and First Chicago
                             Trust Company of New York

        (E)      (29)        Fourth Amendment to Rights Agreement dated April
                             30, 1998 between the Company and First Chicago
                             Trust Company of New York

             Management Contracts, Compensatory Plans and Arrangements:

   10.1          (14)        Amended and restated Equity Incentive Plan for
                             Key Employees

   10.2          (16)        Amended and restated 1988 Equity Incentive Plan for
                             Outside Directors

   10.3          (15)        1995 Equity Incentive Plan for Outside Directors

   10.4          (17)        The Company's Supplemental Retirement Income Plan

   10.5          (8)         Change in Control Agreement dated January 9, 1987
                             between the Company and John J. Carr

   10.6          (8)         Change in Control Agreement dated August 5, 1992
                             between the Company and William M. Brown

   10.7          (8)         Change in Control Agreement dated August 13, 1992
                             between the Company and Thomas J. Bird

   10.8          (10)        Change in Control Agreement dated September 13,
                             1993 between the Company and Donald K. Farrar

   10.9          (19)        Change in Control Agreement dated May 21, 1996
                             between the Company and Donald N. Rosenberg

   10.10         (19)        Severance Agreement dated February 6, 1997 between
                             Imo Industries (UK) Limited and Brian Lewis

   10.11         (19)        Consultancy Agreement dated February 13, 1997
                             between Imo Industries Inc. and Brian Lewis

                     Other Material Contracts:

   10.12 (A) (3),(4) The Company's Salaried Employees Stock Savings Plan as amended on July 1, 1987 and as amended on June 14, 1988

         (B)      (7)        Amendment dated March 16, 1989 to the Imo
                             Industries Inc. Employees Stock Savings Plan

         (C)      (5)        Amendments dated September 6,1990 and February 14,
                             1991 to the Imo Industries Inc. Employees Stock
                             Savings Plan

         (D)      (6)        Amendment dated May 9, 1991 to the Imo Industries
                             Inc. Employees Stock Savings Plan

         (E)      (8)        Amendments dated December 30, 1991 and August 3,
                             1992 to the Imo Industries Inc. Employees Stock
                             Savings Plan

         (F)     (12)        Trust Agreement for the Imo Industries Inc.
                             Employees Stock Savings Plan as of March 1, 1995 between the Company and Eagle Trust Company

  10.13           (1)        Distribution Agreement dated December 18, 1986
                             between Transamerica Corporation and the Company

  10.14           (1)        Tax Agreement between the Company and Transamerica
                             Corporation

  10.15 (J)       (9)        Warrant dated July 15, 1993 issued by the Company
                             to The Prudential Insurance Company of America

  10.16           (2)        Stock Purchase Agreement dated November 30, 1987
                             between the Company and TRIFIN B.V.

  10.17           (5)        Stock Purchase Agreement dated as of May 31, 1990
                             among United Scientific Holdings PLC, United
                             Scientific Inc. and the Company

  10.18           (10)       Stock Purchase Agreement dated as of October 28,
                             1993 among the Company, Imo Industries GmbH, Mark
                             Controls Corporation and Mark Controls GmbH i. Gr., as amended

  10.19 (A)       (18)       Credit Agreement dated as of April 29, 1996 among
                             the Company, as Borrower, Varo Inc., as Guarantor,
                             Warren Pumps Inc. as Guarantor, the Institutions from time to time party thereto as Lenders and Issuing Banks, and Citicorp USA, Inc., as Agent

  10.19 (B)       (19)       First Amendment dated as of February 19, 1997 to
                             the Credit Agreement dated as of April 29, 1996 among the Company, as Borrower, Varo Inc., as Guarantor, Warren Pumps, Inc. as Guarantor, the
                             Institutions from time to time party thereto as Lenders and Issuing Banks, and Citicorp USA, Inc., as Agent

  10.20 (A)       (11)       Asset Purchase Agreement dated as of November 4,
                             1994 by and among the Company, Imo Industries
                             International Inc. and Mannesmann Capital
                             Corporation

        (B)       (12)       Agreement, Amendment and Waiver dated January 17,
                             1995 by and among the Company and Mannesmann
                             Capital Corporation

  10.21           (12)       Asset and Stock Purchase Agreement dated as of
                             January 1, 1995 by and among the Company and Thermo
                             Jarrell Ash Corporation

  10.22           (13)       Purchase and Sale Agreement among Litton
                             Industries, Inc., and Litton Systems, Inc. and
                             Imo Industries Inc., Baird Corporation,
                             Optic-Electronic International, Inc. and Varo Inc.
                             dated May 11, 1995 and amended and restated as of June 2, 1995

  10.23  (A)      (19)       Asset Purchase Agreement dated as of  September 13,
                             1996 between Varo Inc. and Varo Acquisition Corp.

         (B)      (19)       Reinstatement Agreement dated January 28, 1997
                             between Varo Inc. and Varo Acquisition Corp.

  10.24           (21)       Agreement and Plan of Merger, dated June 26, 1997,
                             among United Dominion Industries Limited, UD
                             Delaware Corp. and Imo Industries Inc.

  10.25           (22)       Share Purchase Agreement, dated July 25, 1997,
                             between II Acquisition Corp. and the Company

  10.26           (25)       Asset Purchase Agreement dated as of August 29,
                             1997 among the Registrant and certain of its subsidiaries and Danaher Corporation and certain of its subsidiaries

  10.27 (A)       (26)       Credit and Guaranty Agreement dated as of August
                             29, 1997 among the Company, as Borrower, II
                             Acquisition Corp., as Guarantor, Certain
                             Financial Institutions, as Lenders, The Bank of
                             Nova Scotia, as Administrative and Documentation
                             Agent and Nationsbanc Capital Markets, Inc., as
                             Syndication Agent for the Lenders

        (B)       (28)       First Amendment to Credit and Guaranty Agreement
                             dated as of November 6, 1997

        (C)       (28)       Second Amendment to Credit and Guaranty Agreement
                             dated as of December 2, 1997

        (D)       (28)       Third Amendment to Credit and Guaranty Agreement
                             dated as of February 16, 1998

        (E)       (30)       Fourth Amendment to Credit and Guaranty Agreement
                             dated as of March 9, 1998

        (F)       (31)       Fifth Amendment to Credit and Guaranty Agreement
                             dated as of June 1, 1998

        (G)       (32)       Sixth Amendment to Credit and Guaranty Agreement
                             dated as of October 15, 1998

        (H) Seventh Amendment to Credit and Guaranty Agreement dated as of August 3, 1999

        (I) Eighth Amendment to Credit and Guaranty Agreement dated as of November 29, 1999

  10.28           (27)       Stock Purchase Agreement dated as of January 30,
                             1998 between the Registrant and Magna International
                             Inc.

  10.29 Receivables Purchase Agreement dated as of November 29, 1999 among Imo Funding Company, LLC, Imo

                             Industries Inc., Liberty Street Funding Corp. and The Bank of Nova Scotia

  10.30 Purchase and Sale Agreement dated as of November 29, 1999 among the Originators named herein, Imo Industries Inc. and Imo Funding Company, LLC

  10.31                      Stock Purchase Agreement by and between Echlin Inc.
                             and Imo Industries, Inc. dated as of October 13,
                             1999

   21                        Subsidiaries of the Company

   27                        Financial Data Schedule as of December 31, 1999

-----------------------------------------------
NOTES

(1) Incorporated by reference to the Company's Form 8 Amendment No. 2 filed with the Commission on December 9, 1986 amending the Company's Form 10 as filed with the Commission on October 15, 1986.
(2) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 17, 1987.
(3) Incorporated by reference to the Imo Industries Inc. Employees Stock Savings Plan Form 11-K filed with the Commission on April 13, 1988.
(4) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1990.
(5) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1991.
(6) Incorporated by reference to the Company's Form S-8 filed with the Commission on June 17, 1991.
(7) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 1992.
(8) Incorporated by reference to the Company's Form 10-K filed with the Commission on April 19, 1993.
(9) Incorporated by reference to the Company's Form 10-K/A filed with the Commission on August 6, 1993 amending the Company's Form 10-K as filed with the Commission on April 19, 1993.
(10) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1994.
(11) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 14, 1994.
(12) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1995.
(13) Incorporated by reference to the Company's Form 8-K filed with the Commission on June 19, 1995.
(14) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60533
(15) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995, Registration No. 33-60535
(16) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 13, 1995.
(17) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1996.
(18)  Incorporated by reference to the Company's Form S-4 (Registration
      No. 333-3477) filed with the Commission on May 10, 1996.
(19) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 27, 1997.
(20) Incorporated by reference to the Company's Form 8-A Registration Statement filed with the Commission on May 2, 1997.
(21) Incorporated by reference to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 2, 1997.
(22) Incorporated by reference to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 31, 1997.
(23) Incorporated by reference to the Company's Form 10-Q filed with the Commission on August 14, 1997.
(24) Incorporated by reference to the Company's Form 8-K filed with the Commission on August 27, 1997.
(25) Incorporated by reference to the Company's Form 8-K filed with the Commission on September 15, 1997.
(26) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 14, 1997.
(27) Incorporated by reference to the Company's Form 8-K filed with the Commission on March 13, 1998.
(28) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1998.
(29) Incorporated by reference to the Company's Form 8-A/A filed with the Commission on May 1, 1998.
(30) Incorporated by reference to the Company's Form 10-Q filed with the Commission on May 13, 1998.
(31) Incorporated by reference to the Company's Form 10-Q filed with the Commission on August 14, 1998.
(32) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Imo Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000

IMO INDUSTRIES INC.



By: /s/ JOHN A. YOUNG

John A. Young

Vice President and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Imo Industries Inc. and in the capacities and on the dates indicated.

/s/ PHILIP W. KNISELY     Chief Executive Officer,
Philip W. Knisely         President and Director
                          (principal executive officer)          March 30, 2000


/s/ JOHN A. YOUNG         Vice President and
John A. Young             Chief Financial Officer
                          (principal financial officer)          March 30, 2000


/s/ G. SCOTT FAISON       Corporate Controller
G. Scott Faison           (principal accounting officer)         March 30, 2000


/s/ STEVEN M. RALES       Director                               March 30, 2000
Steven M. Rales

/s/ MITCHELL P. RALES     Director                               March 30, 2000
Mitchell P. Rales

/s/ NEIL D. COHEN         Director                               March 30, 2000
Neil D. Cohen

Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands except per share amounts)

                                                       Post-Acquis.  Pre-Acquis.
                                Year Ended  Year Ended  Aug.29, 1997 Jan.1, 1997
                                December    December      to Dec.      to Aug.
                                31, 1999    31, 1998      31, 1997      28, 1997
--------------------------------------------------------------------------------

Net Sales                           $287,507   $308,870   $106,711     $210,151
Cost of products sold                194,936    208,579     76,597      145,276
--------------------------------------------------------------------------------
Gross Profit                          92,571    100,291     30,114       64,875
Selling, general and administrative
  expenses                            50,516     56,464     21,411       46,724
Research and development expenses      4,344      5,317      1,913        3,636
Unusual items                            ---        ---      5,000       26,344
--------------------------------------------------------------------------------
Income (Loss) From Operations         37,711     38,510      1,790      (11,829)
Other income                           1,045        684        825           22
Gain on sale of assets                 2,066        ---        ---          ---
Interest expense                      16,668     21,293      8,069       18,190
--------------------------------------------------------------------------------
Income (Loss) From Continuing
Operations Before Income

  Taxes and Extraordinary Item        24,154     17,901     (5,454)     (29,997)
Income taxes                           8,840      7,008        235        1,254
--------------------------------------------------------------------------------
Income (Loss) From Continuing
Operations Before

  Extraordinary Item                  15,314     10,893     (5,689)     (31,251)
Discontinued operations:
  Income (loss) from operations (net
    of income tax expense of
    $0, $0, $77 and $664)                ---       ---      (3,753)       2,372
  Estimated loss on disposal             ---       ---      (8,430)         ---
--------------------------------------------------------------------------------
     Total Income (Loss) from

     Discontinued Operations             ---       ---     (12,183)       2,372
--------------------------------------------------------------------------------
Extraordinary item - loss on
  extinguishment of debt (net of tax)   (216)    (5,223)    (3,348)         ---
--------------------------------------------------------------------------------
Net Income (Loss)                   $ 15,098     $5,670   $(21,220)    $(28,879)
================================================================================
Other comprehensive income (loss), net of taxes -
     Foreign currency translation
     adjustments                      (1,774)      (266)     2,122       (3,346)
--------------------------------------------------------------------------------
Comprehensive Income (Loss)         $ 13,324     $5,404   $(19,098)    $(32,225)
================================================================================

Earnings (loss) per share, basic and diluted: (See Note 1)
  Continuing operations before extraordinary item          $ (.33)       $(1.82)
  Discontinued operations                                    (.71)          .14
  Extraordinary item                                         (.20)          ---
--------------------------------------------------------------------------------
          Net loss                                         $(1.24)       $(1.68)
--------------------------------------------------------------------------------
Weighted average number of shares
  outstanding                                           17,127,859   17,126,192
================================================================================

The accompanying notes are an integral part of these consolidated financial statements




Imo Industries Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except par value)

December 31,                                      1999       1998
------------------------------------------------------------------
Assets
Current Assets

Cash and cash equivalents                       $2,898    $ 6,230
Trade accounts and notes receivable, less
 allowance of $1,348 in 1999 and $1,058 in 1998 30,075     40,125
Inventories                                     57,844     53,114
Deferred income tax assets                      11,972     16,096
Prepaid expenses and other current assets        3,051      2,525
------------------------------------------------------------------
Total Current Assets                           105,840    118,090
------------------------------------------------------------------
Property, plant and equipment
Land                                             4,710      4,450
Buildings and improvements                      20,745     21,063
Machinery and equipment                         49,040     41,577
------------------------------------------------------------------
                                                74,495     67,090
Less accumulated depreciation and
 amortization                                  (12,911)    (7,660)
-------------------------------------------------------------------
Net property, plant and equipment               61,584     59,430
Intangible assets, principally goodwill, net   180,746    177,826
Investments in and advances to
 unconsolidated companies                        5,069      4,536
Deferred income tax assets                      20,845     25,680
Other assets                                     2,637      3,410
------------------------------------------------------------------
Total Assets                                 $ 376,721  $ 388,972
==================================================================
Liabilities and Shareholders' Equity
Current Liabilities

Notes payable                                  $ 1,295     $  817
Trade accounts payable                          21,854     15,350
Accrued expenses and other liabilities          31,928     43,125
Accrued costs related to discontinued
 operations                                      2,559      4,289
Income taxes payable                               ---      5,505
Current portion of long-term debt                9,447      8,486
------------------------------------------------------------------
Total Current Liabilities                       67,083     77,572
------------------------------------------------------------------
Long-term debt                                 159,624    165,843
Accrued postretirement benefits - long-term      8,555      9,155
Accrued pension expense and other
 liabilities                                    23,869     32,136
------------------------------------------------------------------
Total Liabilities                              259,131    284,706
------------------------------------------------------------------
Shareholders' Equity
Preferred stock:  $1.00 par value;
 authorized and
 unissued 5,000,000 shares                         ---        ---
Common stock:  $1.00 par value; authorized
 and issued 100 shares                               1          1
Additional paid-in capital                     120,751    120,751
Retained deficit                                  (452)   (15,550)
Cumulative foreign currency translation
 adjustments                                    (2,710)      (936)
------------------------------------------------------------------
Total Shareholders' Equity                     117,590    104,266
------------------------------------------------------------------
Total Liabilities and Shareholders' Equity   $ 376,721  $ 388,972
==================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Imo Industries Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in thousands)
                                                       Post-Acquis.  Pre-Acquis.
                                Year Ended  Year Ended  Aug.29, 1997 Jan.1, 1997
                                December    December      to Dec.      to Aug.
                                31, 1999    31, 1998      31, 1997      28, 1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                   $ 15,098     $5,670  $(21,220)    $ (28,879)
Adjustments to reconcile net income
 (loss) to net cash provided by (used by)
  continuing operations:
     Discontinued operations            ---        ---     12,183        (2,372)
     Depreciation                     5,597      4,880      3,674         6,747
     Amortization                     5,354      6,872      2,007         1,867
     Provision for deferred income
      taxes                           7,730      4,668        ---           ---
     Extraordinary item                 216      5,223      3,348           ---
     Unusual items                      ---        ---      5,000        26,344
     Other                              111         49        369           750

 Other changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):

     Accounts and notes receivable   15,413     13,549     (6,467)        1,730
     Inventories                      5,737     11,774      1,759        (1,930)
     Accounts payable and accrued
       expenses                      (5,330)   (21,019)   (17,028)       (9,794)
     Other operating assets and
      liabilities                    (8,713)     9,163     (1,608)       (3,855)
--------------------------------------------------------------------------------
     Net cash provided by (used by)
       continuing operations         41,213     40,829    (17,983)       (9,392)
     Net cash used by discontinued
       operations                    (1,730)    (1,219)    (1,342)       (1,377)
--------------------------------------------------------------------------------
Net Cash Provided by (Used by)
  Operating Activities               39,483     39,610    (19,325)      (10,769)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net proceeds from sale of businesses
 and sales of property, plant and
 equipment                            2,332     32,726     88,024        25,235
Purchases of property, plant and
  equipment                          (6,402)    (6,049)    (3,740)       (4,555)
Acquisition of Sierra International
  Inc.                              (33,036)       ---        ---          ---
Net investing activities of
  discontinued operations               ---     (1,164)    (5,104)       (3,692)
Other                                   ---         80       (497)          141
--------------------------------------------------------------------------------
Net Cash (Used by) Provided by

  Investing Activities              (37,106)    25,593     78,683        17,129
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase (decrease) in notes payable    511    (2,421)    (15,900)       18,786
Proceeds from long-term borrowings   68,500     23,559    129,270           119
Principal payments on long-term debt(73,685)  (71,583)   (164,719)      (25,792)
Purchase of minority shares             ---    (6,247)        ---           ---
Payment of debt financing costs         ---       ---      (5,368)         (384)
Premium payment on repurchase of
 long-term debt                        (210)   (5,822)        ---           ---
Other                                   ---       (37)        281          (102)
--------------------------------------------------------------------------------
Net Cash (Used by) Provided by

  Financing Activities               (4,884)  (62,551)    (56,436)       (7,373)
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash(825)       50         453          (253)
--------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash

  Equivalents                        (3,332)    2,702       3,375        (1,266)
Cash and cash equivalents at beginning
  of the period                       6,230     3,528         153         1,419
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of

 the Period                          $2,898    $6,230    $  3,528        $  153
================================================================================
Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest                        $15,560   $22,443    $ 13,344      $ 19,564
    Income taxes                    $ 2,671   $ 2,725    $  1,263      $  2,006

The accompanying notes are an integral part of these consolidated financial statements.


Imo Industries Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity

(Dollars in thousands)


                                                Cumulative
                                                 Foreign   Minimum
                              Additional        Currency   Pension   Unearned
                      Common   Paid-in RetainedTranslation Liability Compen- Treasury
                       Stock   Capital  Deficit Adjustment Adjustment sation   Stock    Total
----------------------------------------------------------------------------------------------

Balance at
  January 1, 1997    $18,797 $80,466 $(134,962) $  554  $(2,503)  $ (719) $(18,020)  $(56,387)
Net loss                 ---     ---   (28,879)    ---      ---      ---       ---    (28,879)
Foreign currency
  translation
  adjustments            ---     ---       ---  (3,346)     ---      ---       ---     (3,346)
Restricted shares
  issued under
  the equity
  incentive plans         4       11       ---     ---      ---       48       ---         63
--------------------------------------------------------------------------------------------
Pre-Acquisition
  Balance at
  August 28, 1997    18,801   80,477  (163,841) (2,792)  (2,503)    (671)  (18,020)   (88,549)
---------------------------------------------------------------------------------------------
Adjustment to new
  cost basis of Colfax
  Corporation on August
  29, 1997           (1,673)  26,328   152,045   2,792    2,503      671    18,020    200,686
---------------------------------------------------------------------------------------------
Post-Acquisition
  Balance at
  August 29, 1997    17,128  106,805   (11,796)    ---      ---      ---      ---     112,137
Net loss                ---      ---   (21,220)    ---      ---      ---      ---     (21,220)
Foreign currency
  translation
  adjustments           ---      ---       ---    (670)     ---      ---      ---        (670)
---------------------------------------------------------------------------------------------
Balance at
  December 31, 1997  17,128  106,805   (33,016)   (670)     ---      ---      ---      90,247
Net income              ---      ---     5,670     ---      ---      ---      ---       5,670
Purchase of minority
  interest              ---   (3,181)   11,796     ---      ---      ---      ---       8,615
New equity structure
  upon merger with
  Imo Merger Corp.  (17,127)  17,127       ---     ---      ---      ---      ---        ---
Foreign currency
  translation
  adjustments           ---     ---        ---    (266)     ---      ---      ---       (266)
---------------------------------------------------------------------------------------------
Balance at
  December 31, 1998       1  120,751   (15,550)   (936)     ---      ---      ---    104,266
Net income              ---      ---    15,098     ---      ---      ---      ---     15,098
Foreign currency
  translation
  adjustments           ---      ---      ---   (1,774)     ---      ---      ---     (1,774)
---------------------------------------------------------------------------------------------
Balance at
 December 31, 1999   $   1 $ 120,751    $ (452)$(2,710)  $  ---   $  ---   $  ---  $ 117,590
=============================================================================================

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

Translation of Foreign Currencies: Assets and liabilities of international operations are translated into U.S. dollars at year-end exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the year. Translation adjustments are reflected as a separate component of shareholders' equity and comprehensive income.

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

Revenue Recognition: Revenues are recorded generally when the Company's products are shipped. Revenue is recorded on unshipped, completed products when certain criteria are met, including the customer requesting to be billed prior to shipment and the title and risk of loss passing to the customer at the billing date.

Depreciation and Amortization: Depreciation and amortization of plant and equipment are computed principally by the straight-line method based on the estimated useful lives of the assets as follows: buildings and improvements, 10 to 40 years and machinery and equipment, 3 to 15 years.

Earnings Per Share: Basic and diluted net income (loss) per share for 1997 is calculated based on the actual weighted average shares outstanding. For 1997, outstanding stock options and warrants are not considered as their effect is antidulutive. As a result of the back-end merger on July 2, 1998, earnings per share is not presented for 1999 and 1998. (See Note 2).

Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 2000. The Company believes that results of operations will not be materially affected by the adoption of this statement.

Intangible Assets: Goodwill of businesses acquired is being amortized on the straight-line basis over 40 years. The carrying value of goodwill is reviewed when indicators of impairment are present, by evaluating future cash flows of the associated operations to determine if impairment exists. Goodwill at December 31, 1999 and 1998 was $177.2 million and $173.1 million, respectively, net of respective accumulated amortization of $12.0 million and $7.5 million. Patents are amortized over the shorter of their legal or estimated useful lives.

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

Note 2  Acquisition By Colfax Corporation

On August 28, 1997, Colfax Corporation ("Colfax"), acquired approximately 93% of the Company's outstanding shares of common stock pursuant to its tender offer for all outstanding shares of the common stock of the Company (the "Acquisition"). The consideration paid was $7.05 per share of common stock or $112.1 million in total. On July 2, 1998, Imo Merger Corp., a wholly owned subsidiary of Colfax, merged with and into Imo, pursuant to a short-form merger under Delaware law ("back-end merger"). The Company was the surviving corporation in the back-end merger and as result became a wholly owned subsidiary of Colfax. As of December 31, 1999, 942,693 of the outstanding 1,221,888 common shares held by minority shareholders were converted to cash. A payable of $2.0 million was accrued at December 31, 1999, for the remaining 279,195 shares that were not converted as of that date. Total consideration for the purchase of Imo was $120.7 million.

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

Included in the liabilities above were approximately $18.6 million for severance and related costs, and consolidation of certain acquired facilities. At December 31, 1999, none of these liabilities remained on the balance sheet and $3.1 million remained at December 31, 1998. Of the $18.6 million charged against the liability, $16.2 million related to restructuring and $2.4 million related to severance payments.

In conjunction with the Acquisition, the Company recorded a charge of $15.8 million including a $10.0 million contract fee paid to United Dominion Industries ("UDI") as a result of the termination of a merger agreement between UDI and the Company, $3.4 million of commissions, advisory and legal fees, and $2.4 million of employee retention bonuses. (See Note 7).

Cost Reduction Programs

In connection with the Acquisition, the Company implemented a cost reduction program. The cost of this program was $18.6 million and was accrued for in accordance with the purchase method of accounting. It is comprised of $10.5 million related to severance and termination benefits as a result of headcount reductions at the Company's corporate headquarters. In addition, $1.2 million and $6.9 million of costs for the Company's Fluid Handling and Industrial Positioning segments, respectively, related to severance and termination benefits resulting from headcount reductions and the consolidation of certain manufacturing facilities. The program was completed in 1999. The cash outlay related to this program was $8.1 million in 1997, $7.4 million in 1998 and $3.1 million during 1999.

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

The income (loss) from operations of the Discontinued Operations for 1998 and 1997 includes allocated interest expense of $0.2 million and $2.7 million ($2.4 million - pre-Acquisition), respectively. Allocated interest expense is an allocation of corporate interest expense to the Discontinued Operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus consolidated debt. The operating loss of $0.9 million for Roltra Morse for the two months ended February 28, 1998 was accrued as a portion of the estimated loss on disposal as of December 31, 1997.

Roltra Morse

On February 27, 1998, the Company completed the sale of its Roltra Morse business to Magna International Inc. for cash of $30 million, plus the assumption of Roltra Morse's debt. The sale price approximated the recorded net book value of the business. Net proceeds were used to reduce domestic senior debt.

The Roltra Morse business had operating losses of $0.9 million and $6.7 million for 1998 and 1997, respectively. The 1997 operating loss included an unusual charge of $0.7 million (pre-Acquisition) due to fees incurred related to the previously failed attempt to sell the Roltra Morse business.

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

The Instrumentation business had income from operations of $5.3 million for 1997.

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

The Electro-Optical Systems business had income from operations of $0.8 million for 1997. The income in 1997 offset increases in estimated reserve requirements.

Note 4 Restructuring Asset Sales

1999 Assets Sales: During 1999, the Company completed the sales of certain non-operating real estate for net proceeds of $0.1 million.

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

On December 31, 1997, the Company sold certain assets of its Delroyd business unit to Nuttall Gear LLC for $2.3 million in cash. Also on December 31, 1997, the Company acquired certain assets of the Centric Clutch business unit of Ameridrives International, L.P. for $1.3 million in cash. The majority owners of Nuttall Gear and Ameridrives International, L.P. are also majority owners of the Company. The transactions were negotiated on an arms length basis, and were based on the valuations of independent appraisers.

Note 5 Inventories

Inventories are summarized as follows:

December 31 (Dollars in thousands)                1999              1998
-------------------------------------------------------------------------
Finished products                             $ 24,740          $ 18,926
Work in process                                 14,277            17,880
Materials and supplies                          19,904            17,545
-------------------------------------------------------------------------
                                                58,921            54,351
Less customers' progress payments               (1,077)           (1,237)
--------------------------------------------------------------------------
                                              $ 57,844          $ 53,114
=========================================================================


Note 6  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31 (Dollars in thousands)                1999              1998
-------------------------------------------------------------------------
Accrued product warranty costs                  $2,507           $ 1,423
Accrued litigation and claims costs              7,124            15,003
Payroll and related items                        8,403             8,845
Accrued interest payable                         2,496             2,014
Accrued restructuring costs                        909             3,126
Accrued divestiture costs                          977             1,502
Accrued environmental costs                      1,548             1,934
Advance customer payments                          539             1,363
Other                                            7,425             7,915
-------------------------------------------------------------------------
                                              $ 31,928          $ 43,125
=========================================================================


Note 7  Unusual Items

1997

During the year ended December 31, 1997, the Company recorded unusual charges of $31.3 million in income from continuing operations. The first eight months of 1997 included an unusual charge of $10.5 million relating to the judgment against the Company in favor of International Insurance Company. In addition, the Company recorded unusual charges of $20.8 million in the third quarter of 1997. Of these charges, $15.8 million related to the sale of the Company and represented indirect and general expenses incurred by the Company in connection with the sale process which were paid in 1997, and $5 million related to an additional legal provision concerning certain litigation matters.

Note 8  Income Taxes

The components of income tax expense from continuing operations are:
                                           Post-Acquis.   Pre-Acquis.
                                            August 29,     January 1,
                                               1997          1997
                     Year Ended December 31,  to December    to August

(Dollars in thousands)     1999      1998      31, 1997      28, 1997
----------------------------------------------------------------------

Current:
     Federal             $  (449)    $ 233        $ ---         $ ---
     Foreign               1,326     1,801           94           994
     State                   233       306          141           260
----------------------------------------------------------------------
                           1,110     2,340          235         1,254
----------------------------------------------------------------------
Deferred:
     Federal               6,450     4,668          ---           ---
     Foreign and State     1,280       ---          ---           ---
----------------------------------------------------------------------
                           7,730     4,668          ---           ---
----------------------------------------------------------------------
                          $8,840    $7,008         $235        $1,254
======================================================================

Income tax expense for 1997 from discontinued operations was $.7 million. There was no income tax expense for discontinued operations during 1998 or 1999.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

December 31
(Dollars in thousands)              1999                 1998
----------------------------------------------------------------------
                             Current   Long-term  Current  Long-term

----------------------------------------------------------------------
Deferred tax assets:
     Postretirement benefit    $  234     $ 3,235   $  234    $ 3,204
      obligation
     Expenses not currently    12,942       6,467   17,066      7,720
      deductible
     Net operating loss           ---      29,026      ---     32,299
      carryover
     Tax credit carryover         ---       6,071      ---      4,471
----------------------------------------------------------------------
Total deferred tax assets      13,176      44,799   17,300     47,694
Valuation allowance for

  deferred tax assets          (1,204)       (516)  (1,204)      (516)
----------------------------------------------------------------------
Net deferred tax assets        11,972      44,283   16,096     47,178
----------------------------------------------------------------------
Deferred tax liabilities:
     Tax over book depreciation   ---      16,835      ---     14,487
     Other                        ---       6,603      ---      7,011
----------------------------------------------------------------------
Total deferred tax liabilities    ---      23,438      ---     21,498
----------------------------------------------------------------------
Net deferred tax assets      $ 11,972    $ 20,845 $ 16,096   $ 25,680
======================================================================

The net deferred tax asset currently recorded at December 31, 1999 is $32.8 million, a level where management believes that it is more likely than not that the tax benefit will be realized. Although the Company has a history of prior losses, these losses were primarily attributable to divested businesses and unusual items.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The valuation allowance was $1.7 million for December 31, 1999 and December 31, 1998. In 1998, the Company reduced its valuation reserve by $51.6 million due to its belief that it is more likely than not that these tax benefits will be realized in future years. The revision of the valuation reserve is due to the change in purchase accounting estimates during the first year after acquisition.

At December 31, 1999, unremitted earnings of foreign subsidiaries were approximately $26 million. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. The amount of foreign withholding taxes that would be payable upon remittance of those earnings is approximately $1.3 million.

The components of income (loss) from continuing operations before income taxes and extraordinary item:

                                          Post-Acquisition Pre-Acquisition
                                             August 29,    January 1,
                                                1997          1997
Year Ended December 31                      to December    to August
(Dollars in thousands)    1999      1998      31, 1997      28, 1997
-----------------------------------------------------------------------
United States            $ 14,291   $ 7,963     $(7,612)     $(29,023)
Foreign                     9,863     9,938       2,158          (974)
-----------------------------------------------------------------------
                          $24,154   $17,901     $(5,454)     $(29,997)
=======================================================================

U.S.   income  tax  expense   (benefit)  at  the  statutory  tax  rate  is
reconciled below to the overall U.S. and foreign income tax expense.

                                               Post-Acquisition Pre-Acquisition
                                                  August 29,    January 1,
                                                     1997          1997
 Year Ended December 31                           to December    to August
(Dollars in thousands)         1999      1998      31, 1997      28, 1997
-----------------------------------------------------------------------------
Tax at U.S. federal income   $ 8,454   $ 6,265      $ (1,909)     $ (10,499)
  tax rate
State taxes,  net of federal
  income tax effect              151       198            92            169
Impact of foreign  tax rates
  and credits, and tax
  refunds                     (1,247)   (1,677)          228           (660)
Net U.S. tax on
  distributions of
  current foreign earnings       486       266           355            ---
Goodwill   amortization  and

  write-off                    1,574     1,995           458            222
Change in valuation reserve      ---       ---         1,720          7,472
Nondeductible foreign losses     ---       ---            89          1,017
Other                           (578)      (39)         (798)         3,533
-----------------------------------------------------------------------------
Income tax expense           $ 8,840   $ 7,008         $ 235        $ 1,254
=============================================================================

The Company has net operating loss carryforwards of approximately $82.9 million expiring in years 2000 through 2018, and minimum tax credits of approximately $2.6 million, which may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits of approximately $3.4 million that expire beginning in the year 2002. These carryforwards are available to offset future federal taxable income, subject to the Section 382 limitations, due to the Acquisition.

Note 9  Long-Term Debt and Notes Payable

Long-Term Debt

Long-term debt consists of the following:

December 31 (Dollars in thousands)                1999          1998
---------------------------------------------------------------------
Term Loans (1) (2)                            $ 36,689       $46,538
Revolver Loans (1) (2)                          52,250        41,000
Due to Amerdrives International, L.P. (3)        5,000         5,000
Senior subordinated notes with interest at
  11.75%, due May 1, 2006, net of unamortized
  discount of $0.8 million in 1999 and
  $0.9 million in 1998                          74,217        77,591
Other                                              915         4,200
---------------------------------------------------------------------
                                               169,071       174,329
Less current portion                            (9,447)       (8,486)
---------------------------------------------------------------------
                                              $159,624      $165,843
=====================================================================


(1)Quarterly principal payments are as follows: $2.1 million due quarterly November 29, 1999 to August 29, 2000; $3.0 million due quarterly November 29, 2000 to August 29, 2001; and $4.5 million due quarterly November 29, 2001 to August 29, 2002. All revolver balances are due on August 29, 2002.

(2)These loans bear interest at prime plus .50%, or LIBOR plus 1.75%. The prime and LIBOR margins are a sliding scale based on the Company's total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization.)

(3)The majority shareholders of Ameridrives International, L.P. are also the majority shareholders of the Company. This loan bears interest at LIBOR + 1.50%.
-------------------------------------------------------------------

On August 29, 1997, the Company completed the refinancing of its domestic senior debt. Under terms of the refinancing, the Company entered into an agreement for $143 million in senior secured credit facilities with a group of lenders (the
"Credit  Agreement").   Initial  borrowings  under  the  Credit  Agreement  were
approximately $127.1 million. Proceeds of the Credit Agreement were used to refinance all obligations under the Company's previous credit agreement. The cost of the implementation of the New Credit Agreement will be amortized over its term.

The Credit Agreement, which is secured by the assets of the Company's domestic operations and all or a portion of the stock of certain subsidiaries, provided for a five year, $70 million revolving credit facility ("Revolver Loans") (which includes a $30 million letter of credit sub-facility), and a $73 million term loan facility ("Term Loans") amortizing to August 29, 2002. Proceeds from the August 29, 1997 sale of the Instrumentation business were used to repay amounts on the Revolver Loans and Term Loans of $54.2 million and $13.9 million, respectively (See Note 3). At the same time, and in keeping with the terms of the Credit Agreement, the $73 million term loan facility was reduced to $59 million, which reduced the total facility to $129 million.

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

The aggregate annual maturities of long-term debt, in thousands, for the four years subsequent to 2000 are:

(Dollars in thousands)
----------------------------------------------------------------------
2001                                                          $13,682
2002                                                           70,895
2003                                                              ---
2004                                                              ---
Thereafter                                                     75,047
----------------------------------------------------------------------

Total                                                       $ 159,624
======================================================================

The Term Loans have required mandatory prepayments under certain conditions such as from proceeds from asset sales, specified percentages of net proceeds of debt or equity issuances, and a percentage of excess cash flow. The mandatory prepayments will be applied to the Term Loans pro rata, and then to the repayment of the Revolver Loans. Mandatory prepayments applied to the Term Loans reduce the scheduled quarterly principal payments on a pro rata basis. The interest rates on the Revolver and Term Loans are based on current market rates. Consequently, the carrying value of the Term Loans approximates fair value.

The Credit Agreement requires the Company to meet certain objectives with respect to financial ratios. The Credit Agreement and the Notes contain provisions, which place certain limitations on dividend payments and outside borrowings. Under the most restrictive of such provisions, the Credit Agreement requires the Company to maintain certain minimum interest coverage, fixed charge coverage and maximum permitted debt levels and prohibits dividends. The Company was in compliance with all of its covenants under the Credit Agreement at December 31, 1999.

The Notes are not redeemable prior to May 1, 2001. On or after May 1, 2001, the Notes are redeemable at the option of the Company, in whole or in part, at 106% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on or after May 1, 2004. Interest is payable semi-annually on May 1 and November 1.

The year ended December 31, 1999, includes an extraordinary charge of $0.2 million, as a result of the early extinguishment of a portion of its Notes.

The year ended December 31, 1998, include an extraordinary charge of $5.2 million net of tax, representing charges related to the early extinguishment of the Company's debt under its current senior secured credit facilities and its Notes, as well as the write-off of previously deferred loan costs.

The year ended December 31, 1997 includes an extraordinary charge of $3.3 million. In the third quarter of 1997, a $0.3 million extraordinary charge consisting of the write-off of deferred debt expense was recorded related to the repayment of a portion of the Term Loans under the Credit Agreement with the proceeds from the sale of the Instrumentation business. An extraordinary charge of $3 million was recorded in the fourth quarter of 1997, as a result of the open market purchase of a portion of the Notes in November 1997. This charge represents a cash outlay of $2.3 million incurred in connection with the early extinguishment of the debt as well as the write-off of previously deferred loan costs.

Notes Payable

The Company's continuing operations had $7.3 million in foreign short-term credit facilities with amounts outstanding at December 31, 1999 of $1.3 million. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value. As of December 31, 1999, the Company had $10.4 million of outstanding standby letters of credit.

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

Year Ended December 31
(Dollars in thousands)                         1999       1998       1997
--------------------------------------------------------------------------
Net Sales

     Fluid Handling                        $101,094   $112,768   $112,486
     Industrial Positioning                 186,413    196,102    204,376
--------------------------------------------------------------------------
Total net sales                            $287,507   $308,870   $316,862
==========================================================================
Segment operating income

     Fluid Handling                        $ 22,779   $ 21,462    $14,503
     Industrial Positioning                  23,198     26,323     12,984
--------------------------------------------------------------------------
Total segment operating income               45,977     47,785     27,487
--------------------------------------------------------------------------
Equity in income (loss) of                      ---         31       (519)
unconsolidated companies
Unallocated corporate expenses (1)           (7,344)    (9,275)   (37,703)
Gain on sale of assets                        2,066        ---        ---
Net interest expense                        (16,545)   (20,640)   (24,716)
--------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes and
  extraordinary item                       $ 24,154   $ 17,901   $(35,451)
==========================================================================

A reconciliation of segment operating income to income from operations follows:

Year Ended December 31
(Dollars in thousands)              1999          1998        1997
-------------------------------------------------------------------
Segment operating income        $ 45,977      $ 47,785     $27,487
Unallocated corporate
  expenses (1)                    (7,344)       (9,275)    (37,703)
Other income (expense)              (922)          ---         177
-------------------------------------------------------------------
Income (loss) from operations   $ 37,711      $ 38,510   $ (10,039)
====================================================================

(1)Unallocated corporate expenses include unusual items of $31.3 million for the year ended December 31, 1997.

Year Ended December 31
(Dollars in thousands)                1999          1998
---------------------------------------------------------
Identifiable assets

     Fluid Handling               $ 53,536      $ 58,090
     Industrial Positioning        125,018       105,169
     Corporate                     198,167       225,713
---------------------------------------------------------
Total identifiable assets         $376,721      $388,972
=========================================================
Depreciation and amortization

     Fluid Handling                $ 1,978       $ 1,651
     Industrial Positioning          3,360         2,930
     Corporate                       5,613         7,171
---------------------------------------------------------
Total depreciation and

  amortization                     $10,951       $11,752
=========================================================
Capital expenditures

     Fluid Handling                 $1,362       $ 2,768
     Industrial Positioning          4,738         3,233
     Corporate                         302            48
---------------------------------------------------------
Total capital expenditures          $6,402       $ 6,049
=========================================================

Identifiable assets of corporate at December 31, 1999 and 1998 include goodwill of $178.2 million and $173.1 million related to the Acquisition of Imo, respectively (See Note 2).

The continuing operations of the Company on a geographic basis are as follows:

Year Ended December 31
(Dollars in thousands)                1999          1998         1997
----------------------------------------------------------------------
Net sales

     United States                $199,691      $203,685     $214,150
     Foreign                        87,816       105,185      102,712
----------------------------------------------------------------------
Total net sales                   $287,507      $308,870     $316,862
======================================================================
Segment operating income

     United States                $ 34,881       $34,523      $25,050
     Foreign                        11,096        13,262        2,437
----------------------------------------------------------------------
Total segment operating income    $ 45,977       $47,785      $27,487
======================================================================


Year Ended December 31
(Dollars in thousands)                1999          1998         1997
----------------------------------------------------------------------
Identifiable assets
  Continuing Operations:
     United States                $319,711      $327,720     $380,263
     Foreign                        57,010        61,252       68,110
  Discontinued Operations:
     United States                     ---           ---         (562)
     Foreign                           ---           ---       15,489
----------------------------------------------------------------------
Total identifiable assets         $376,721      $388,972     $463,300
======================================================================

Export sales

     Asia                           $3,463        $5,277      $ 5,011
     Canada                          5,616         3,801        4,878
     Europe                          3,461         3,288        2,745
     Latin America                   1,105         1,241          779
     Middle East & North Africa        544           769          604
     South America                   3,215         7,031        7,349
     Other                           2,183         3,440        2,236
----------------------------------------------------------------------
Total export sales                $ 19,587      $ 24,847      $23,602
======================================================================

No one customer accounted for 10% or more of consolidated sales in 1999, 1998 or 1997.

Note 12  Pension Plans and Other Postretirement Benefits

The Company and its subsidiaries have various pension plans covering substantially all of their employees. Benefits under these pension plans for substantially all U.S. employees ceased to accrue on January 31, 1999, when the Company froze benefits under its primary pension plan. At the same time, the Company increased the length of service credit for the pension plan by 20% and enhanced its 401k plan. Curtailment of the pension plan resulted in a curtailment gain of $6.5 million, while the increased length of service resulted in a loss of $4.9 million. Both changes were contemplated at the Acquisition and were recorded as purchase accounting adjustments.

It is the general policy of the Company to fund its pension plans in conformity with requirements of applicable laws and regulations. Net periodic pension (income) cost was $(3.8) million in 1999, $0.7 million in 1998 and $3.8 million in 1997, and includes amortization of prior service cost and transition amounts for periods of 5 to 15 years. The 1999, 1998 and 1997 expense includes costs related to retained pension liabilities of discontinued operations.

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

The following sets forth the funded status of the plans as of the most recent actuarial valuation using a measurement date of December 31.

                                        Pension Benefits      Other Benefits

--------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)                  1999       1998       1999       1998
--------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of
  year                                $219,638   $208,778    $10,004     $9,345
Service cost                               331      2,367         19          9
Interest cost                           14,882     15,169        643        674
Amendments                                 ---        241        ---         85
Actuarial loss (gain)                  (12,813)    13,807       (705)     1,027
Purchase accounting                        ---     (7,292)       ---        ---
Effect of plan change                      407        ---        ---        ---
Estimated benefits paid                (15,683)   (13,432)      (947)    (1,136)
--------------------------------------------------------------------------------
Benefit obligation at end of year     $206,762   $219,638    $ 9,014    $10,004
--------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at
  beginning of year                   $214,742   $201,638        ---        ---
Estimated return on plan assets         35,811     25,424        ---        ---
Employer contribution                      844      1,112        947      1,136
Estimated benefits paid                (15,683)   (13,432)      (947)    (1,136)
--------------------------------------------------------------------------------
Fair value of plan assets at end of
  year                               $ 235,714   $214,742        ---        ---
--------------------------------------------------------------------------------

Funded status                         $ 28,952   $ (4,896)   $(9,014)  $(10,004)
Unrecognized actuarial (gain) loss     (30,056)      (340)      (197)       508
Unrecognized prior service cost            583         55         79         85
Unrecognized net obligation                153        ---        ---        ---
--------------------------------------------------------------------------------
Accrued benefit cost                    $ (368)  $ (5,181)  $ (9,132)   $(9,411)
================================================================================

                                        Pension Benefits      Other Benefits

--------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)                  1999       1998       1999       1998
--------------------------------------------------------------------------------
Discount rate                             7.75%      6.75%      7.75%      6.75%
Expected return on plan assets            9.25%       9.0%       ---        ---
Rate of compensation increase              ---       5.3%        ---        ---

For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and in all future years. The rate of compensation increase was zero in 1999 because the plan was frozen on January 31, 1999.

                                        Pension Benefits      Other Benefits

--------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)                  1999       1998       1999       1998
--------------------------------------------------------------------------------
Components of net periodic benefit cost:

Service cost                              $ 331     $2,367      $ 19        $ 9
Interest cost                            14,882     15,169       643        674
Expected return on plan assets          (19,128)   (16,834)      ---        ---
Amortization of prior service cost          132         (8)        6        ---
--------------------------------------------------------------------------------
Net periodic benefit (income) cost     $ (3,783)      $694      $668      $ 683
================================================================================

The Canada pension plan had a curtailment loss of $.1 million for 1999. The Louisburg pension plan had a settlement loss of $.1 million for 1999.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.8 million, $2.8 million and $1.4 million, respectively, as of December 31, 1999 and related to the Louisburg, Varo and Canada pension plans. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $203.4 million, $203.4 million and $197.8 million, respectively, as of December 31, 1998 and related to the US Salaried, Louisburg, Warren and Varo pension plans

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                  1-Percentage-Point    1-Percentage-Point

(Dollars in thousands)                  Increase             Decrease
------------------------------------------------------------------
Effect on total of service and
interest cost components                  $ 55               $ (46)
Effect on the postretirement benefit      $688               $(595)
obligation

Plan assets at December 31, 1999 are invested in fixed income investments and equity securities whose values are subject to fluctuations of the securities market.

The Company maintains a defined contribution plan ("Plan") covering substantially all domestic, non-union employees. Eligible employees may generally contribute from 1% to 15% of their compensation on a pre-tax basis to the Plan. The Company's expense for 1999, 1998 and 1997 was $2 million, $.4 million and $.6 million, respectively, related to the Plan. Effective February 1, 1999, the Company contributions are based on 50% of the first 6% of each participant's pre-tax contribution. In addition, the Company will also contribute 3% of all employees' salary (including non-contribution plan participants) to the defined contribution plan, effective January 1, 1999.

Note 13  Leases

The Company leases certain manufacturing and office facilities, equipment, and automobiles under long-term leases. Future minimum rental payments required under operating leases of continuing operations that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 1999, are:

 (Dollars in thousands)
----------------------------------------------------------------------
2000                                                           $3,470
2001                                                            2,723
2002                                                            2,131
2003                                                            1,693
2004                                                              514
Thereafter                                                      3,259
----------------------------------------------------------------------

Total minimum lease payments                                 $ 13,790
======================================================================

Total  rental  expense  under  operating   leases  charged  against   continuing
operations was $6.5 million in 1999, $7.3 million in 1998 and $7.8 million in 1997.

Note 14  Foreign Exchange Contracts

The Company periodically enters into foreign exchange contracts for purposes of hedging its exposure to foreign currency exchange rate fluctuations. These contracts hedge firm commitments between the Swedish Krona and the German Deutschmark and the United States Dollar. At December 31, 1999, the Company had foreign currency contracts with notional amounts totaling approximately $0.1 million with various expiration dates through June 2000. The amount of deferred gain or loss associated with these contracts is not material.

All foreign currency derivative agreements are with major commercial banks; therefore the risk of credit loss from nonperformance by the banks is considered by management to be minimal. The Company evaluates its exposure to credit loss on an ongoing basis.

Note 15  Sierra International Inc. Acquisition

On December 1, 1999, the Company purchased the stock of Sierra International Inc. ("Sierra") from Echlin Inc., a subsidiary of Dana Corporation. Sierra sells and distributes replacement parts for marine and power equipment applications and marine hose products. Sierra has become part of the Company's Industrial Positioning segment.

Note 16   Accounts Receivable Securitization

On November 29, 1999, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable of up to $35 million. At December 31, 1999, a $21 million interest had been sold under this agreement. Proceeds from the sale were used to finance a portion of the Sierra acquisition. The sale is reflected as a reduction of accounts receivable and as operating cash flows. As collections reduce previously sold interests, new accounts receivable are customarily sold. The discount fees were $0.1 million in 1999, and are included in interest expense. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests of the defined pool.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for sales, securitization and servicing of receivables and other financial assets and extinguishments of liabilities. The Company adopted the Statement in the 1999 fourth quarter. The provisions of the Statement do not have a material impact on the accounting for actual or future sales of trade accounts receivable under the securitization agreement referred to above.

Note 17   Contingencies

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 4,500 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to its insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases, involving approximately 32,000 claimants, which were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

The Company is a defendant in a lawsuit brought in the United States District Court for the District of New Jersey alleging failure in performance of equipment sold in 1986 by the Company's former Deltex division. The complaint seeks damages in excess of $12 million. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously. On June 2, 1999, the Court granted a summary judgment motion filed by the Company which effectively dismissed all claims. Plaintiffs have appealed this judgment to the United States Court of Appeals for the Third Circuit.

The Company was a defendant in a lawsuit in the U.S. District Court for the Western District of Pennsylvania, which alleged component failures in equipment sold by its former diesel engine division. The complaint sought damages of approximately $3 million. On September 30, 1997, the Court granted a summary judgment motion filed by the Company which effectively dismissed all claims against it. Plaintiffs have appealed this judgment to the United States Court of Appeals for the Third Circuit. On June 3, 1999, the United States Court of Appeals for the Third Circuit upheld the District Court's September 30, 1997, decision thereby upholding the dismissal of all claims against the Company.

The Company is a defendant in a lawsuit in the Circuit Court of Cook County, Illinois alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division and claiming damages of approximately $8 million. The Company entered into an agreement with the plaintiff settling all claims. Co-Defendant, Federal Insurance Company, has recently filed a counterclaim for attorney's fees. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously.

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

                      Report of Independent Public Accountants

To the Shareholders and Board of Directors of Imo Industries Inc.:

We have audited the accompanying consolidated balance sheets of Imo Industries Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998, and for the periods from August 29, 1997, through December 31, 1997 (post-Acquisition), and from January 1, 1997, through August 28, 1997 (pre-Acquisition.) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imo Industries Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and its cash flows for the years ended December 31, 1999 and 1998, and for the periods from August 29, 1997, through December 31, 1997
(post-Acquisition), and from January 1, 1997, through August 28, 1997 (pre-Acquisition), in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Richmond, Virginia
February 11, 2000




               Report of Independent Public Accountants on Schedule II



To the Shareholders and Board of Directors of Imo Industries Inc.:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Form 10-K Annual Report of Imo Industries Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and for the years ended December 31, 1999 and 1998, and for the periods from August 29, 1997, through December 31, 1997 (post-Acquisition), and from January 1, 1997, through August 28, 1997 (pre-Acquisition), and have issued our report thereon dated February 17, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II filed as a part of the Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP

Richmond, Virginia
February 11, 2000




Imo Industries Inc. and Subsidiaries
Quarterly Financial Information (Unaudited)
Quarterly financial information for 1999 and 1998 is as follows:

                                              1st       2nd      3rd       4th
1999 (Dollars in thousands except per       Quarter   Quarter  Quarter   Quarter
share amounts) (a)

Net Sales                                   $ 74,499  $ 75,843 $ 67,159 $ 70,006
Gross profit                                  23,768    25,650   20,899   22,254
Income from continuing operations before
  extraordinary item                           3,321     5,352    2,278    4,363
Extraordinary Item                              (216)      ---      ---      ---
Net income                                     3,105     5,352    2,278    4,363


                                              1st       2nd      3rd       4th
1998 (Dollars in thousands except per       Quarter   Quarter  Quarter   Quarter
share amounts) (a)

Net Sales                                  $ 83,031  $ 81,084 $ 75,464  $ 69,291
Gross profit                                 26,745    26,447   24,047    23,052
Income (loss)from continuing operations
  before extraordinary item                   3,324     3,842    3,772      (45)
Extraordinary Item                           (5,603)      ---   (1,114)    1,494
Net income (loss)                            (2,279)    3,842    2,658     1,449


(a) The notes to the consolidated financial statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.


                                   SCHEDULE II

                      IMO INDUSTRIES INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)

THREE-YEAR PERIOD ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------------------------

                                                   ADDITIONS
                                 BALANCE     ----------------------
                                    AT         CHARGED                                 BALANCE
                                 BEGINNING   TO COSTS       OTHER -    DEDUCTIONS -     AT END
                                  OF YEAR     EXPENSES     DESCRIBE     DESCRIBE        OF YEAR


YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts    $1,058      $  360       $ 200 (8)     $  50  (2)    $1,348
                                                                            220  (3)
                                 =========  ==========  ==========     =========      =========
Inventory valuation allowance      $7,222     $ 1,211       $  36 (2)    $2,810  (5)    $5,682
                                                              821 (8)       700  (2)
                                                                             98  (1)
                                 =========  ==========  ==========     =========      =========
Valuation allowance for deferred
  tax assets                       $1,720      $  ---      $  ---        $  ---         $1,720
                                 =========  ==========  ==========     =========      =========
Accrued product warranty
  liability                        $1,423     $ 1,655       $ 602 (2)    $1,349  (4)    $2,507
                                                              176 (8)
                                 =========  ==========  ==========     =========      =========
YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts    $1,435     $ (158)       $   3 (2)     $ 229  (3)    $1,058
                                                                            (7)  (1)
                                 =========  ==========  ==========     =========      =========
Inventory valuation allowance      $9,508      $  974       $  53 (2)    $3,249  (5)    $7,222
                                                                             64  (1)
                                 =========  ==========  ==========     =========      =========
Valuation allowance for deferred
  tax assets                      $53,257      $  ---      $  ---       $51,537  (7)    $1,720
                                 =========  ==========  ==========     =========      =========
Accrued product warranty
  liability                        $1,844     $ 1,224       $  46        $1,691  (4)    $1,423
                                 =========  ==========  ==========     =========      =========
YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts    $1,346     $ 1,813   $      32 (2)     $ 295  (3)    $1,435
                                                                             55  (1)
                                                                          1,406  (6)
                                 =========  ==========  ==========     =========      =========
Inventory valuation allowance      $9,929     $13,418       $ 360 (2)    $3,613  (5)    $9,508
                                                                            382  (1)
                                                                         10,204  (6)
                                 =========  ==========  ==========     =========      =========
Valuation allowance for deferred
  tax assets                      $44,065     $ 9,192      $  ---        $  ---        $53,257
                                 =========  ==========  ==========     =========      =========
Accrued product warranty
  liability                        $2,007     $ 1,815      $  ---         $  28  (1)    $1,844
                                                                          1,950  (4)
                                 =========  ==========  ==========     =========      =========



(1)  Foreign exchange adjustments.
(2)  Reclassifications and adjustments.
(3)  Uncollectible accounts written off, net of recoveries.
(4)  Product warranty claims honored during the year.
(5)  Charges against inventory valuation account during the year.
(6) In conjunction with the acquisition of the Company and purchase accounting adjustments as of August 28, 1997, the reserves were reset to zero.
(7) True up balances and reduce valuation reserve due to management's belief that it is more likely than not that deferred tax benefits will be utilized in the future.
(8)  Sierra acquisition (not included in the beginning balance)