Form 10-Q
period 2000-03-31
IMO INDUSTRIES INC
filed 2000-05-15
CIK 804151

UNITED STATES

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value--100 shares as of May 15, 2000.


                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

      Consolidated Condensed Statements of Income (Unaudited) - Three months ended March 31, 2000 and April 2, 1999

      Consolidated Condensed Balance Sheets - March 31, 2000 (Unaudited) and December 31, 1999

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Three months ended March 31, 2000 and April 2, 1999

      Notes to Consolidated Condensed Financial Statements (Unaudited) -
        March 31, 2000

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES
----------



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      Imo Industries Inc. and Subsidiaries
            Consolidated Condensed Statements of Income and Comprehensive Income
                      (Dollars in thousands except per share amounts)

                                           Three Months Ended
                                          March 31,   April 2,
                                             2000       1999
----------------------------------------------------------------
----------------------------------------------------------------
                                               (Unaudited)

Net Sales                                   $81,796     $74,499
Cost of products sold                        55,085      50,731
----------------------------------------------------------------

Gross Profit                                 26,711      23,768

Selling, general and administrative
  expenses                                   14,622      12,897

Research and development expenses             1,190       1,202
----------------------------------------------------------------

Income From Operations                       10,899       9,669

Other (income) expense, net                  (1,060)        103
Gain on sale of assets                          276         ---
Interest expense                              4,766       4,258
----------------------------------------------------------------

Income From Continuing Operations Before
  Income Taxes and Extraordinary Item         7,469       5,308

Income tax expense                            2,936       1,987
----------------------------------------------------------------

Income From Continuing Operations Before
   Extraordinary Item                         4,533       3,321

Extraordinary item - loss on
  extinguishment of debt                        ---        (216)
----------------------------------------------------------------

Net Income                                   $4,533      $3,105
================================================================

Other comprehensive loss, net of taxes -
   Foreign currency translation adjustments  (1,128)     (1,427)

----------------------------------------------------------------

Comprehensive Income                         $3,405      $1,678
================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.



                      Imo Industries Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                 (Dollars in thousands except par value amounts)

                                             March 31,     December 31,
                                               2000            1999
------------------------------------------------------------------------
                                                (Unaudited)
ASSETS

Current Assets

Cash and cash equivalents                        $ 2,457        $ 2,898
Trade accounts and notes receivable, less
  allowance of $1,268 in 2000 and $1,348 in 1999  36,011         30,075
Inventories                                       62,511         57,844
Deferred income tax assets                        12,155         11,972
Prepaid expenses and other current assets          3,045          3,051
------------------------------------------------------------------------
Total Current Assets                             116,179        105,840
Property, plant and equipment, net of
  accumulated depreciation of $14,429 and
  $12,911, respectively                           60,720         61,584
Net intangible assets, principally goodwill      179,762        180,746
Other assets                                      28,347         28,551
------------------------------------------------------------------------
Total Assets                                   $ 385,008      $ 376,721
========================================================================

------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Notes payable and current portion of
  long-term debt                                $ 12,230       $ 10,742
Trade accounts payable                            23,129         21,854
Accrued expenses and other liabilities            39,126         34,487
------------------------------------------------------------------------
Total Current Liabilities                         74,485         67,083
Long-term debt                                   161,089        159,624
Other liabilities                                 28,439         32,424
------------------------------------------------------------------------
Total Liabilities                                264,013        259,131
------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Preferred stock: $1.00 par value;
  5,000,000 shares authorized and unissued           ---            ---
Common stock: $.01 par value, 100 shares
  authorized and issued                                1              1
Additional paid-in capital                       120,751        120,751
Retained earnings (deficit)                        4,081           (452)
Cumulative foreign currency translation
  adjustments                                     (3,838)        (2,710)
------------------------------------------------------------------------
Total Shareholders' Equity                       120,995        117,590
------------------------------------------------------------------------
Total Liabilities and Shareholders'
  Equity                                       $ 385,008      $ 376,721
========================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.




                      Imo Industries Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                        Three Months Ended
                                                   March 31,       April 2,
                                                     2000            1999
------------------------------------------------------------------------------
                                                             (Unaudited)
OPERATING ACTIVITIES

Net income                                             $ 4,533        $ 3,105
Adjustments to reconcile net income to net cash
(used by) provided by continuing operations:
      Depreciation and amortization                      3,204          2,706
      Extraordinary item                                   ---            216
      Other                                               (261)           (11)
      Other changes in operating assets and liabilities:
            Accounts and notes receivable               (6,270)        (9,271)
            Inventories                                 (5,061)         1,711
            Accounts payable and accrued expenses        1,345          3,751
            Other operating assets and liabilities       1,473          1,580
------------------------------------------------------------------------------
   Net cash (used by) provided by continuing
     operations                                         (1,037)         3,787
   Net cash used by discontinued operations               (888)          (556)
------------------------------------------------------------------------------

Net Cash (Used by) Provided by Operating Activities     (1,925)         3,231
------------------------------------------------------------------------------
INVESTING ACTIVITIES

Purchases of property, plant and equipment              (1,405)        (1,574)
Proceeds from sale of businesses and property,
  plant and equipment                                      279            139
------------------------------------------------------------------------------
Net Cash Used by Investing Activities                   (1,126)        (1,435)
------------------------------------------------------------------------------
FINANCING ACTIVITIES

Increase in notes payable                                  615          3,217
Increase (decrease) in long-term debt                    2,383         (9,692)
Payment of premium on notes repurchased and
  debt financing costs                                     ---           (210)
------------------------------------------------------------------------------
Net Cash Provided by (Used by) Financing Activities      2,998         (6,685)
------------------------------------------------------------------------------
Effect of exchange rate changes on cash                   (388)        (1,055)
------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                     (441)        (5,944)
Cash and cash equivalents at beginning of period         2,898          6,230
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period              $2,457          $ 286
==============================================================================

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
      Interest                                         $ 2,234        $ 2,035
      Income taxes                                       $ 589          $ 664


The accompanying notes are an integral part of these consolidated condensed financial statements.



Imo Industries Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited with respect to March 31, 2000 and April 2, 1999 and the periods then ended.)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in Imo Industries Inc.'s (the "Company's") annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                              March 31,      December 31,
(in thousands)                                   2000            1999
                                             -------------   -------------
                                             (Unaudited)

Finished products                             $ 28,034         $ 24,740
Work in process                                 12,132           14,277
Materials and supplies                          23,509           19,904
                                              ---------        ---------
                                                63,675           58,921
Less customers' progress payments               (1,164)          (1,077)
                                              ---------        ---------
                                              $ 62,511         $ 57,844
                                              =========        =========


NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

As of March 31, 2000, the Company had $8.7 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $7.0 million in foreign short-term credit facilities with amounts outstanding at March 31, 2000 of $1.9 million.

In addition, the Company had outstanding $74.2 million (net of unamortized discount of $0.8 million) of its 11.75% senior subordinated notes ("Notes") due in 2006, $34.6 million of term loan borrowings, $56.8 million in revolver borrowings and $5.0 million due to Ameridrives International, L.P., whose majority shareholders are also the majority shareholders of the Company. During the first quarter of 1999, the Company purchased, in the open market at a premium, Notes in the face amounts of $3.5 million. As a result of the early extinguishment of these Notes, extraordinary charges of $0.2 million was recognized in the first quarter of 1999.



NOTE D - SEGMENT INFORMATION

The Company  classifies its continuing  operations  into two business  segments:
Fluid Handling and Industrial Positioning. Detailed information regarding products by segment is contained in the section entitled "Business" included in
Part I, Item I of the Company's 1999 Form 10-K Report. Information about the business of the Company by business segment is presented below:

                                         Three Months Ended

(Dollars in thousands)                  March 31,   April 2,
                                          2000        1999
--------------------------------------------------------------

Net Sales

    Fluid Handling                       $ 23,489  $ 26,454
    Industrial Positioning                 58,307    48,045
------------------------------------------------------------
Total net sales                          $ 81,796  $ 74,499
============================================================
Segment operating income

    Fluid Handling                        $ 5,430   $ 5,496
    Industrial Positioning                  7,727     5,941
------------------------------------------------------------
Total segment operating income           $ 13,157  $ 11,437
------------------------------------------------------------
Unallocated corporate expenses             (2,226)   (1,893)
Gain on sale of assets                        276       ---
Other non-operating                           979        (4)
Net interest expense                       (4,717)   (4,232)
------------------------------------------------------------
Income from continuing operations before
  Income taxes and extraordinary item      $7,469    $5,308
============================================================

A reconciliation of segment operating income to income from operations follows:

                                         Three Months Ended

(Dollars in thousands)                  March 31,   April 2,
                                          2000        1999
--------------------------------------------------------------

Segment operating income                 $ 13,157  $ 11,437
Unallocated corporate expenses             (2,226)   (1,893)
Other (income) expense                        (32)      125
------------------------------------------------------------
Income from operations                   $ 10,899    $9,669
============================================================



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

The Company is a defendant in a lawsuit in the Supreme Court of British Columbia alleging breach of contract arising from the sale of a steam turbine delivered by the Company's former Delaval Turbine Division and claiming damages in excess of $1 million dollars. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously.

The Company was a defendant in a lawsuit in the Circuit Court of Cook County, Illinois alleging performance shortfalls in products delivered by the Company's former Delaval Turbine Division. The Company has reached an agreement on December 7, 1999, with the plaintiff settling all claims between the parties. However, a co-defendant, Federal Insurance Company, continues to pursue its counterclaim against the Company for attorney's fees it alleges it incurred in its role as surety for the project from which the litigation arose. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously.

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

The operations of the Company, like those of other companies engaged in similar businesses, involve the use, disposal and clean up of substances regulated under environmental protection laws. In a number of instances the Company has been identified as a Potentially Responsible Party by the U.S. Environmental Protection Agency, with respect to the disposal of hazardous wastes at a number of facilities that have been targeted for clean-up pursuant to CERCLA or similar state law. Similarly, the Company has received notice that it is one of a number of defendants named in an action filed in the United States District Court, for the Southern District of Ohio Western Division by a group of plaintiffs who are attempting to allocate a share of cleanup costs, for which they are responsible, to a large number of additional parties, including the Company. Although CERCLA and corresponding state law liability is joint and several, the Company believes that its liability will not have a material adverse effect on the financial condition of the Company since it believes that it either qualifies as a de minimis or minor contributor at each site. Accordingly, the Company believes that the portion of remediation costs that it will be responsible for will not be material.

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

Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the three months ended March 31, 2000. This section should be read in conjunction with the Company's 1999 Form 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Three Months Ended March 31, 2000 Compared to Three Months Ended April 2, 1999
------------------------------------------------------------------------------

Sales. Net sales from continuing operations for the first quarter of 2000 were $81.8 million compared with $74.5 million in the comparable 1999 period. First quarter 2000 net sales decreased 11.2% for the Fluid Handling segment and increased 21.4% for the Industrial Positioning segment, respectively, compared to the prior year period. The decrease in the Fluid Handling segment is due to the downturn of the crude oil business in Canada and South America and unfavorable currency fluctuations of the Swedish Krona. The increase in the Industrial Positioning segment is due to the purchase of Sierra on November 30, 1999, and market share gains at Boston Gear.

Gross Profit. Gross profit increased as a percentage of sales to 32.7% for the first quarter of 2000 compared with 31.9% in the first quarter of 1999, as a result of productivity improvements in each segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of sales to 17.9% for the first quarter of 2000 compared with 17.3% in the first quarter of 1999, due to management additions at the Company's Industrial Positioning segment and at the corporate office.

Interest Expense. Average borrowings in the first quarter of 2000 were approximately $0.7 million higher than the first quarter of 1999, due to borrowings for the purchase of Sierra. Total interest expense was $4.8 million for the first quarter of 2000 compared with $4.3 million for the same period in 1999.

Provision for Income Taxes. Income tax expense for continuing operations was $2.9 million and $2.0 million for the first quarters of 2000 and 1999, respectively. These amounts represent both current tax expense for foreign income taxes and deferred federal income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its U.S. earnings.

Extraordinary Item. There were no extraordinary items during the first quarter of 2000. During the first quarter of 1999, the Company purchased, in the open market at a premium, Notes in the face amount of $3.5 million. As a result of the early extinguishment of these Notes, an extraordinary charge of $0.2 million was recognized in the first quarters of 1999.

Net Income (Loss). The net income in the first quarter of 2000 was $4.5 million compared with net income of $3.1 million in the comparable 1999 period.

Liquidity and Capital Resources

Short-term and Long-term Debt

As of March 31, 2000, the Company had $8.7 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $7.0 million in foreign short-term credit facilities with amounts outstanding at March 31, 2000 of $1.9 million.

In addition, the Company had outstanding $74.2 million (net of unamortized discount of $0.8 million) of its 11.75% senior subordinated notes ("Notes") due in 2006, $34.6 million of term loan borrowings, $56.8 million in revolver borrowings and $5.0 million due to Ameridrives International, L.P., whose majority shareholders are also the majority shareholders of the Company.

Cash Flow

The Company's operating activities used net cash of $1.6 million in the first quarter of 2000 compared with cash provided of $3.2 million in the comparable 1999 period. The cash used by operating activities in 2000 was attributable to the increase in working capital in the period. Cash and cash equivalents were $2.5 million at March 31, 2000 compared with $2.9 million at December 31, 1999.

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



PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings.

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference, and to Note E in Part I of this Form 10-Q Report.

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

                                                Imo Industries Inc.
                                                    (Registrant)



Date:  May 15, 2000

/s/ JOHN A. YOUNG

                                                     John A. Young
                                                  Chief Financial Officer

Date:  May 15, 2000

/s/ G. SCOTT FAISON

                                                    G. Scott Faison
                                                 Corporate Controller