Form 10-Q
period 2000-06-30
IMO INDUSTRIES INC
filed 2000-08-14
CIK 804151

UNITED STATES

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value--100 shares as of August 14, 2000.







                                      INDEX





PART I.  FINANCIAL INFORMATION

Item 1.  Financial
Statements.

      Consolidated  Condensed  Statements  of Income  and  Comprehensive  Income
        (Unaudited) - Three months and six months ended June 30, 2000 and July 2, 1999

      Consolidated Condensed Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Six months ended June 30, 2000 and July 2, 1999

      Notes to Consolidated Condensed Financial Statements (Unaudited) -
        June 30, 2000

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



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      Imo Industries Inc. and Subsidiaries

      Consolidated Condensed Statements of Income and Comprehensive Income

                             (Dollars in thousands)

                                         Three Months Ended    Six Months Ended
                                      June 30,   July 2,   June 30,    July 2,
                                         2000      1999       2000       1999

--------------------------------------------------------------------------------
                                             (Unaudited)            (Unaudited)

Net Sales                              $87,391    $75,843    $169,187   $150,342
Cost of products sold                   58,518     50,193     113,604    100,924
--------------------------------------------------------------------------------

Gross Profit                            28,873     25,650      55,583     49,418

Selling, general and administrative     14,380     12,169      29,002     25,066
Research and development expenses        1,052      1,262       2,241      2,464
--------------------------------------------------------------------------------

Income From Operations                  13,441     12,219      24,340     21,888

Other (income) expense, net               (958)       (91)     (2,018)        12
Gain on sale of assets                       -          -        (276)         -
Interest expense                         4,483      3,966       9,249      8,224
--------------------------------------------------------------------------------

Income From Operations Before Income
 Taxes and Extraordinary Item            9,916      8,344      17,385     13,652

Income tax expense                       3,805      2,992       6,741      4,979
--------------------------------------------------------------------------------

Income From Operations Before
  Extraordinary Item                     6,111      5,352      10,644      8,673

Extraordinary item - loss on
  extinguishment of debt                   -           -           -       (216)
--------------------------------------------------------------------------------

Net Income                              $6,111     $5,352     $10,644     $8,457
================================================================================

Other comprehensive loss, net of taxes-
   Foreign currency translation
   adjustments                          (2,021)      (504)     (3,149)   (1,931)
--------------------------------------------------------------------------------

Comprehensive Income                    $4,090     $4,848      $7,495     $6,526
================================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.




                      Imo Industries Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheets

                    (Dollars in thousands except share data)

                                              June 30,      December 31,
                                                2000            1999
--------------------------------------------------------------------------
                                                (Unaudited)
ASSETS

Current Assets

Cash and cash equivalents                        $ 2,418        $ 2,898
Trade accounts and notes receivable, less
  allowance of $1,192 in 2000 and $1,348 in 1999  42,613         30,075
Inventories                                       59,264         57,844
Deferred income tax assets                        12,151         11,972
Prepaid expenses and other current assets            991          3,051
------------------------------------------------------------------------
Total Current Assets                             117,437        105,840
Property, plant and equipment, net of
  accumulated depreciation of $16,008 and
  $12,911 respectively                            59,485         61,584
Net intangible assets, principally               178,128        180,746
Other assets                                      30,609         28,551
-----------------------------------------------------------------------
Total Assets                                    $385,659      $ 376,721
=======================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Notes payable and current portion of LTD        $ 11,909       $ 10,742
Trade accounts payable                            21,513         21,854
Accrued expenses and other liabilities            35,580         34,487
------------------------------------------------------------------------
Total Current Liabilities                         69,002         67,083
Long-term debt                                   163,774        159,624
Other liabilities                                 27,798         32,424
------------------------------------------------------------------------
Total Liabilities                                260,574        259,131
------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value;
  5,000,000 shares authorized and unissued           ---            ---
Common stock: $.01 par value, 100 shares
  authorized and issued                                1              1
Additional paid-in capital                       120,751        120,751
Retained earnings (deficit)                       10,192           (452)
Cumulative foreign currency translation
  adjustments                                     (5,859)        (2,710)
------------------------------------------------------------------------
Total Shareholders' Equity                       125,085        117,590
------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity      $385,659      $ 376,721
========================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.




                      Imo Industries Inc. and Subsidiaries

                 Consolidated Condensed Statements of Cash Flows

                             (Dollars in thousands)

                                                         Six Months Ended
                                                 June 30, 2000   July 2, 1999
------------------------------------------------------------------------------
                                                              (Unaudited)
OPERATING ACTIVITIES

Net income                                            $ 10,644         $8,457
Adjustments to reconcile net income to net cash
   provided by continuing operations:
      Depreciation and amortization                      6,388          5,431
      Extraordinary item                                   ---            216
      Other                                               (337)            72
      Other changes in operating assets and liabilities:
            Accounts and notes receivable              (13,319)        (9,259)
            Inventories                                 (2,301)         3,775
            Accounts payable and accrued expenses       (6,662)        (2,646)
            Other operating assets and liabilities       3,855            745
------------------------------------------------------------------------------
  Net cash (used by) provided by continuing operations  (1,732)         6,791
  Net cash used by discontinued operations                (777)        (1,236)
------------------------------------------------------------------------------
Net Cash (Used by) Provided by Operating Activities     (2,509)         5,555
------------------------------------------------------------------------------
INVESTING ACTIVITIES

Purchases of property, plant and equipment              (2,581)        (2,893)
Proceeds from sale of property, plant and equipment        324             65
------------------------------------------------------------------------------
Net Cash Used by Investing Activities                   (2,257)        (2,828)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES

(Decrease) increase in notes payable                      (586)         1,658
Increase (decrease) in long-term debt                    6,025         (7,136)
Payment of premium on notes repurchased                    ---           (210)
-------------------------------------------------------------------------------
Net Cash Provided by (Used by) Financing Activities      5,439         (5,688)
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash                 (1,153)          (611)
-------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                     (480)        (3,572)
Cash and cash equivalents at beginning of period         2,898          6,230
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period              $2,418         $2,658
==============================================================================

Supplemental disclosures of cash flow Cash paid during the period for:

      Interest                                          $8,889         $8,115
      Income taxes                                      $1,518         $1,584

The accompanying notes are an integral part of these consolidated condensed financial statements.



Imo Industries Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited with respect to June 30, 2000 and July 2, 1999 and the periods then ended.)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                               June 30,      December 31,
(in thousands)                                   2000            1999
                                             -------------   -------------
                                             (Unaudited)

Finished products                             $ 26,842         $ 24,740
Work in process                                 11,456           14,277
Materials and supplies                          22,363           19,904
                                              ---------        ---------
                                                60,661           58,921
Less customers' progress payments               (1,397)          (1,077)
                                              ---------        ---------
                                              $ 59,264         $ 57,844
                                              =========        =========


NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

As of June 30, 2000, the Company had $6.0 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $7.0 million in foreign short-term credit facilities with amounts outstanding at June 30, 2000 of $0.7 million.

In addition, the Company had outstanding $74.2 million (net of unamortized discount of $0.8 million) of its 11.75% senior subordinated notes ("Notes") due in 2006, $32.4 million of term loan borrowings, $62.5 million in revolver borrowings and $5.0 million due to Ameridrives International, L.P., whose majority shareholders are also the majority shareholders of the Company. During the first six months of 1999, the Company purchased, in the open market at a premium, Notes in the face amounts of $3.5 million. As a result of the early extinguishment of these Notes, extraordinary charges of $0.2 million was recognized in the first six months of 1999.



NOTE D - SEGMENT INFORMATION

The Company  classifies its continuing  operations  into two business  segments:
Fluid Handling and Industrial Positioning. Detailed information regarding products by segment is contained in the section entitled "Business" included in
Part I, Item I of the Company's 1999 Form 10-K Report. Information about the business of the Company by business segment is presented below:

                                        Three Months Ended     Six Months Ended
(Dollars in thousands)                 June 30,   July 2,    June 30,   July 2,
                                          2000      1999       2000       1999
--------------------------------------------------------------------------------

Net Sales

    Fluid Handling                     $25,064   $ 26,976   $ 48,553   $ 53,430
    Industrial Positioning              62,327     48,867    120,634     96,912
--------------------------------------------------------------------------------
Total net sales                        $87,391   $ 75,843  $ 169,187  $ 150,342
================================================================================
Segment operating income

    Fluid Handling                     $ 6,237    $ 6,477    $11,667   $ 11,973
    Industrial Positioning               9,744      7,692     17,506     13,633
--------------------------------------------------------------------------------
Total segment operating income          15,981     14,169     29,173     25,606
================================================================================
Equity in income of unconsolidated
  companies                                518        ---        518        ---
Unallocated corporate expenses          (2,300)    (1,900)    (4,561)    (3,793)
Gain on sale of assets                     ---        ---        276        ---
Other non-operating                         (3)       ---        976        ---
Net interest expense                    (4,280)    (3,925)    (8,997)    (8,161)
--------------------------------------------------------------------------------
Income from continuing operations
  before income taxes and extraordinary
  item                                  $9,916     $8,344   $ 17,385   $ 13,652
================================================================================

A reconciliation of segment operating income to income from operations follows:

                                        Three Months Ended     Six Months Ended

(Dollars in thousands)                 June 30,   July 2,    June 30,   July 2,
                                         2000       1999       2000       1999
--------------------------------------------------------------------------------

Segment operating income               $15,981   $ 14,169    $29,173   $ 25,606
Unallocated corporate expenses          (2,300)    (1,900)    (4,561)    (3,793)
Other (income) expense                    (240)       (50)     (272)         75
--------------------------------------------------------------------------------
Income from operations                 $13,441   $ 12,219    $24,340   $ 21,888
================================================================================



NOTE E - CONTINGENCIES

Legal Proceedings

The Company and one of its subsidiaries are two of a large number of defendants in a number of lawsuits brought in various jurisdictions by approximately 4,500 claimants who allege injury caused by exposure to asbestos. Although neither the Company nor any of its subsidiaries has ever been a producer or direct supplier of asbestos, it is alleged that the industrial and marine products sold by the Company and the subsidiary named in such complaints contained components which contained asbestos. Suits against the Company and its subsidiary have been tendered to its insurers, who are defending under their stated reservation of rights. In addition, the Company and the subsidiary are named in cases, involving approximately 40,000 claimants, which were "administratively dismissed" by the U.S. District Court for the Eastern District of Pennsylvania. Cases that have been "administratively dismissed" may be reinstated only upon a showing to the Court that (i) there is satisfactory evidence of an asbestos-related injury; and (ii) there is probative evidence that the plaintiff was exposed to products or equipment supplied by each individual defendant in the case. The Company believes that it has adequate insurance coverage or has established appropriate reserves to cover potential liabilities related to these cases.

The Company was a defendant in a lawsuit brought in the United States District Court for the District of New Jersey alleging failure in performance of equipment sold in 1986 by the Company's former Deltex division. The complaint sought damages in excess of $12 million. On June 2, 1999, the Court granted a summary judgment motion filed by the Company which effectively dismissed all claims. Plaintiffs have appealed this judgment to the United States Court of Appeals for the Third Circuit. On May 19, 2000 the United States Court of Appeals for the third circuit upheld the District Court's June 2, 1999 decision thereby upholding the dismissal of all claims against the Company.

The Company is a defendant in a lawsuit in the Supreme Court of British Columbia alleging breach of contract arising from the sale of a steam turbine delivered by the Company's former Delaval Turbine Division and claiming damages in excess of $1 million. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously.

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

Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors which have affected the Company's consolidated results of operations and financial condition during the six months ended June 30, 2000. This section should be read in conjunction with the Company's 1999 Form 10-K
Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Three Months Ended June 30, 2000 Compared to Three Months Ended July 2, 1999
----------------------------------------------------------------------------

Sales. Net sales from continuing operations for the second quarter of 2000 were $87.4 million compared with $75.8 million in the comparable 1999 period. Second quarter 2000 net sales decreased 7.1% for the Fluid Handling segment and increased 27.5% for the Industrial Positioning segment, respectively, compared to the prior year period. The decrease in the Fluid Handling segment is due to reduced Navy shipments, a downturn in elevator pump sales and unfavorable foreign currency fluctuations of the Swedish Krona. The increase in the Industrial Positioning segment is due to the purchase of Sierra on December 1, 1999.

Gross Profit. Gross profit decreased as a percentage of sales to 33.0% for the second quarter of 2000 compared with 33.8% in the second quarter of 1999, as a result of the purchase of Sierra, which has lower gross profit margins than the rest of the Company's businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of sales to 16.5% for the second quarter of 2000 compared with 16.0% in the second quarter of 1999, due to the expense associated with key management additions.

Interest Expense. Average borrowings in the second quarter of 2000 were approximately $3.9 million higher than the second quarter of 1999, due to the increase in borrowings for the purchase of Sierra. Total interest expense was $4.5 million for the second quarter of 2000 compared with $4.0 million for the same period in 1999.

Provision for Income Taxes. Provision for income taxes for continuing operations was $3.8 million and $3.0 million for the second quarters of 2000 and 1999, respectively. These amounts represent both current tax expense for foreign income taxes and deferred federal income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its U.S. earnings.

Net Income. The net income in the second quarter of 2000 was $6.1 million compared with net income of $5.4 million in the comparable 1999 period.

Six Months Ended June 30, 2000 Compared to Six Months Ended July 2, 1999
------------------------------------------------------------------------

Sales. Net sales from continuing operations for the first six months of 2000 were $169.2 million compared with $150.3 million in the comparable 1999 period. Net sales decreased 9.1% for the Fluid Handling segment and increased 24.5% for the Industrial Positioning segment, respectively, compared to the prior year period. The decrease in the Fluid Handling segment is due to downturns in the crude oil and elevator pump markets and unfavorable foreign currency fluctuations of the Swedish Krona. The increase in the Industrial Positioning segment is due to the purchase of Sierra on December 1, 1999.

Gross Profit. Gross profit remained constant as a percentage of sales at 32.9% for the first six months of 2000 and the first six months of 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of sales to 17.1% for the first six months of 2000 compared with 16.7% in the first six months of 1999, due to the expense associated with key management additions.

Interest Expense. Average borrowings in the first six months of 2000 were approximately $2.0 million higher than the first six months of 1999, due to the increase in borrowings for the purchase of Sierra. Total interest expense was $9.2 million for the first six months of 2000 compared with $8.2 million for the same period in 1999.

Provision for Income Taxes. Provision for income taxes for continuing operations was $6.7 million and $5.0 million for the first six months of 2000 and 1999, respectively. These amounts represent both current tax expense for foreign income taxes and deferred federal income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its U.S. earnings.

Extraordinary Item. During the first six months of 1999, the Company purchased, in the open market at a premium, Notes in the face amount of $3.5 million. As a result of the early extinguishment of these Notes, an extraordinary charge of $0.2 million was recognized in the first six months of 1999.

Net Income. The net income in the first six months of 2000 was $10.6 million compared with net income of $8.5 million in the comparable 1999 period.

Liquidity and Capital Resources

Short-term and Long-term Debt

As of June 30, 2000 the Company had $6.0 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $7.0 million in foreign short-term credit facilities with amounts outstanding at June 30, 2000 of $0.7 million.

In addition, the Company had outstanding $74.2 million (net of unamortized discount of $0.8 million) of its 11.75% senior subordinated notes due in 2006, $32.4 million of term loan borrowings, $62.5 million in revolver borrowings and $5.0 million due to Ameridrives International, L.P., whose majority shareholders are also the majority shareholders of the Company.

Cash Flow

The Company's operating activities used net cash of $2.5 million in the first six months of 2000 compared with cash provided of $5.6 million in the comparable 1999 period. The cash used by operating activities in 2000 was attributable to the increase in working capital in the period. Cash and cash equivalents were $2.4 million at June 30, 2000 compared with $2.9 million at December 31, 1999.

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

Item 6.     Exhibits and Reports on Form 8-K.

           (a) Exhibits:

           The following exhibits are being filed as part of this Report:

       Exhibit No.      Description

             27         Financial Data Schedule as of June 30, 2000


         (b) Reports on Form 8-K:

                None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Imo Industries Inc.
                                                          (Registrant)



Date:  August 14, 2000

                                                 /s/ JOHN A. YOUNG
                                                     John A. Young
                                                  Chief Financial Officer

Date:  August 14, 2000

                                                /s/ SCOTT FAISON
                                                    Scott Faison
                                                 Corporate Controller