Form 10-Q
period 2000-09-30
IMO INDUSTRIES INC
filed 2000-11-01
CIK 804151

UNITED STATES

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or                                        Identification No.)
  organization)

  997 Lenox Drive, Suite 111
  Lawrenceville, New Jersey                                      08648
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code 609-896-7600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value--100 shares as of November 1, 2000.






                                      INDEX




PART I.  FINANCIAL INFORMATION

Item 1.  Financial
Statements.

      Consolidated  Condensed  Statements  of Income  and  Comprehensive  Income
        (Unaudited) - Three months and nine months ended September 30, 2000 and October 1, 1999

      Consolidated Condensed Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Nine months ended September 30, 2000 and October 1, 1999

      Notes to Consolidated Condensed Financial Statements (Unaudited) -
        September 30, 2000

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

                                         Three Months Ended   Nine Months Ended
                                      Sept. 30,  Oct. 1,    Sept. 30,   Oct. 1,
                                         2000      1999       2000       1999

--------------------------------------------------------------------------------
                                         (Unaudited)            (Unaudited)

Net Sales                          $ 77,301     $67,159   $ 246,488   $ 217,501
Cost of products sold                52,862      46,260     166,466     147,184
--------------------------------------------------------------------------------

Gross Profit                         24,439      20,899      80,022      70,317

Selling, general and administrative
  expenses                           12,833      11,813      41,836      36,879
Research and development expenses       875         982       3,116       3,445
--------------------------------------------------------------------------------

Income From Operations               10,731       8,104      35,070      29,993

Other (income) expense, net            (452)          4      (2,470)         17
Gain on sale of assets                  ---         ---        (276)        ---
Interest expense                      4,964       4,219      14,213      12,443
--------------------------------------------------------------------------------

Income From Operations Before Income
  Taxes and Extraordinary Item        6,219       3,881      23,603      17,533

Income tax expense                    2,662       1,603       9,403       6,582
--------------------------------------------------------------------------------

Income From Operations Before
  Extraordinary Item                  3,557       2,278      14,200      10,951

Extraordinary item - loss on
  extinguishment of debt                ---         ---         ---        (216)
--------------------------------------------------------------------------------

Net Income                           $3,557     $ 2,278     $14,200     $10,735
================================================================================

Other comprehensive loss, net of taxes -
   Foreign currency translation
     adjustments                       (827)        746      (3,976)     (1,185)
--------------------------------------------------------------------------------

Comprehensive Income                 $2,730     $ 3,024     $10,224     $ 9,550
================================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.



                      Imo Industries Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    (Dollars in thousands except share data)

                                              September 30,    December 31,
                                                  2000            1999
--------------------------------------------------------------------------
                                                (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                        $ 3,235        $ 2,898
Trade accounts and notes receivable, less
  allowance of $1,315 in 2000 and $1,348
  in 1999                                         34,649         30,075
Inventories                                       57,879         57,844
Deferred income tax assets                        12,136         11,972
Prepaid expenses and other current assets          2,336          3,051
------------------------------------------------------------------------
Total Current Assets                             110,235        105,840
Property, plant and equipment, net of
  accumulated depreciation of $17,565 and
  $12,911 respectively                            57,758         61,584
Net intangible assets, principally goodwill      177,055        180,746
Other assets                                      29,353         28,551
------------------------------------------------------------------------
Total Assets                                   $ 374,401      $ 376,721
========================================================================

------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable and current portion of
  long-term debt                                 $12,166       $ 10,742
Trade accounts payable                            18,829         21,854
Accrued expenses and other liabilities            38,013         34,487
------------------------------------------------------------------------
Total Current Liabilities                         69,008         67,083
Long-term debt                                   151,716        159,624
Other liabilities                                 25,863         32,424
------------------------------------------------------------------------
Total Liabilities                                246,587        259,131
------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock: $1.00 par value;
  5,000,000 shares authorized and unissued           ---            ---
Common stock: $.01 par value, 100 shares
  authorized and issued                                1              1
Additional paid-in capital                       120,751        120,751
Retained earnings (deficit)                       13,748           (452)
Cumulative foreign currency translation
  adjustments                                     (6,686)        (2,710)
------------------------------------------------------------------------
Total Shareholders' Equity                       127,814        117,590
------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity     $ 374,401      $ 376,721
========================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.





                      Imo Industries Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)


                                                         Nine Months Ended
                                                     Sept. 30,     Oct. 1,
                                                          2000      1999
------------------------------------------------------------------------------
                                                              (Unaudited)
OPERATING ACTIVITIES
Net income                                             $14,200        $10,735
Adjustments to reconcile net income to net cash
  provided by continuing operations:
      Depreciation and amortization                      9,673          8,294
      Extraordinary item                                   ---            216
      Other                                               (189)           130
      Other changes in operating assets and liabilities:
            Accounts and notes receivable               (6,281)        (3,801)
            Inventories                                 (1,341)         5,019
            Accounts payable and accrued expenses       (8,370)        (3,718)
            Other operating assets and liabilities       3,776            774
------------------------------------------------------------------------------
   Net cash provided by continuing operations           11,468         17,649
   Net cash used by discontinued operations               (791)        (1,469)
------------------------------------------------------------------------------
Net Cash Provided by Operating Activities               10,677         16,180
------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment              (3,759)        (4,363)
Proceeds from sale of property, plant and equipment        366             74
------------------------------------------------------------------------------
Net Cash Used by Investing Activities                   (3,393)        (4,289)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
(Decrease) increase in notes payable                    (1,194)           231
Decrease in long-term debt                              (5,106)       (14,277)
Payment of premium on notes repurchased and
  debt financing costs                                    ---            (210)
-------------------------------------------------------------------------------
Net Cash Used by Financing Activities                   (6,300)       (14,256)
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash                   (647)          (755)
-------------------------------------------------------------------------------
Increase (decrease) in Cash and Cash Equivalents           337         (3,120)
Cash and cash equivalents at beginning of period         2,898          6,230
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period              $3,235        $ 3,110
==============================================================================

Supplemental disclosures of cash flow
information:
   Cash paid during the period for:
      Interest                                        $ 11,525         $9,536
      Income taxes                                     $ 2,300         $1,925

The accompanying notes are an integral part of these consolidated condensed financial statements.



Imo Industries Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited with respect to September 30, 2000 and October 1, 1999 and the periods then ended.)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                              Sept. 30,      December 31,
(in thousands)                                   2000            1999
                                             -------------   -------------
                                             (Unaudited)

Finished products                             $ 25,477         $ 24,740
Work in process                                 10,950           14,277
Materials and supplies                          22,113           19,904
                                              ---------        ---------
                                                58,540           58,921
Less customers' progress payments                 (661)          (1,077)
                                              ---------        ---------
                                              $ 57,879         $ 57,844
                                              =========        =========


NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

As of September 30, 2000, the Company had $6.0 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $6.5 million in foreign short-term credit facilities with no amount outstanding at September 30, 2000.

In addition, the Company had outstanding $74.2 million (net of unamortized discount of $0.8 million) of its 11.75% senior subordinated notes ("Notes") due in 2006, $30.3 million of term loan borrowings and $58.5 million in revolver borrowings. During the first nine months of 1999, the Company purchased, in the open market at a premium, Notes in the face amounts of $3.5 million. As a result of the early extinguishment of these Notes, extraordinary charges of $0.2 million was recognized in the first nine months of 1999.


NOTE D - SEGMENT INFORMATION

The Company  classifies its continuing  operations  into two business  segments:
Fluid Handling and Industrial Positioning. Detailed information regarding products by segment is contained in the section entitled "Business" included in
Part I, Item I of the Company's 1999 Form 10-K Report. Information about the business of the Company by business segment is presented below:

                                       Three Months Ended    Nine Months Ended
(Dollars in thousands)                September  October    September   October
                                      30, 2000   1, 1999    30, 2000    1, 1999
--------------------------------------------------------------------------------

Net Sales
    Fluid Handling                    $ 24,420   $ 23,778    $72,973    $77,208
    Industrial Positioning              52,881     43,381    173,515    140,293
--------------------------------------------------------------------------------
Total net sales                       $ 77,301   $ 67,159   $246,488   $217,501
================================================================================
Segment operating income
    Fluid Handling                     $ 6,586    $ 5,088   $ 18,253    $17,061
    Industrial Positioning               6,280      4,884     23,785     18,517
--------------------------------------------------------------------------------
Total segment operating income          12,866      9,972     42,038     35,578
================================================================================
Equity in income of unconsolidated
  companies                                171        ---        689        ---
Unallocated corporate expenses          (1,824)    (1,903)    (6,385)    (5,696)
Gain on sale of assets                     ---        ---        276        ---
Other non-operating                          2        ---        978        ---
Net interest expense                    (4,996)    (4,188)   (13,993)   (12,349)
--------------------------------------------------------------------------------
Income from  continuing operations
  before Income taxes and extraordinary
  item                                 $ 6,219    $ 3,881    $23,603    $17,533
================================================================================

A reconciliation of segment operating income to income from operations follows:

                                        Three Months Ended     Nine Months Ended
(Dollars in thousands)                 September  October    September  October
                                        30, 2000   1, 1999    30, 2000   1, 1999
--------------------------------------------------------------------------------

Segment operating income               $ 12,866    $ 9,972   $ 42,038  $ 35,578
Unallocated corporate expenses           (1,824)    (1,903)    (6,385)   (5,696)
Other (income) expense                     (311)        35       (583)      111
--------------------------------------------------------------------------------
Income from operations                 $ 10,731    $ 8,104   $ 35,070   $29,993
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

The Company is a defendant in a lawsuit in the Supreme Court of British Columbia alleging breach of contract arising from the sale of a steam turbine delivered by the Company's former Delaval Turbine Division and claiming damages in excess of $10 million. The Company believes that there are legal and factual defenses to the claim and intends to defend the action vigorously.

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



Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

The following paragraphs provide Management's discussion and analysis of the significant factors, which have affected the Company's consolidated results of operations and financial condition during the nine months ended September 30, 2000. This section should be read in conjunction with the Company's 1999 Form 10-K Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Three Months Ended September 30, 2000 Compared to Three Months Ended
  October 1, 1999

Sales. Net sales from continuing operations for the third quarter of 2000 were $77.3 million compared with $67.2 million in the comparable 1999 period. Third quarter 2000 net sales increased 2.7% for the Fluid Handling segment and increased 21.9% for the Industrial Positioning segment, respectively, compared to the prior year period. The increase in the Fluid Handling segment is due to the strengthening of the crude oil market in the third quarter of 2000 and increased parts sales to the U.S. Navy, offset by unfavorable foreign currency fluctuations of the Swedish Krona. The increase in the Industrial Positioning segment is due to the purchase of Sierra on December 1, 1999.

Gross Profit. Gross profit increased as a percentage of sales to 31.6% for the third quarter of 2000 compared with 31.1% in the third quarter of 1999, as a result of productivity improvements in each segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 16.6% for the third quarter of 2000 compared with 17.6% in the third quarter of 1999, due to cost reduction programs at each segment.

Interest Expense. Average borrowings in the third quarter of 2000 were approximately $3.5 million higher than the third quarter of 1999, due to the increase in borrowings for the purchase of Sierra. Total interest expense was $5.0 million for the third quarter of 2000 compared with $4.2 million for the same period in 1999.

Provision for Income Taxes. Provision for income taxes for continuing operations was $2.7 million and $1.6 million for the third quarters of 2000 and 1999, respectively. These amounts represent both current tax expense for foreign income taxes and deferred federal income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its U.S. earnings.

Net Income. The net income in the third quarter of 2000 was $3.6 million compared with net income of $2.3 million in the comparable 1999 period.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended
  October 1, 1999

Sales. Net sales from continuing operations for the first nine months of 2000 were $246.5 million compared with $217.5 million in the comparable 1999 period. Net sales decreased 5.5% for the Fluid Handling segment and increased 23.7% for the Industrial Positioning segment, respectively, compared to the prior year period. The decrease in the Fluid Handling segment is due to downturns in the crude oil and elevator pump markets during the first six months of 2000 and unfavorable foreign currency fluctuations of the Swedish Krona. The increase in the Industrial Positioning segment is due to the purchase of Sierra on December 1, 1999.

Gross Profit. Gross profit increased as a percentage of sales to 32.5% for the first nine months of 2000 compared with 32.3% for first nine months of 1999 as a result of productivity improvements in each segment.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses remained constant as a percentage of sales at 17.0% for the first nine months of 2000 and the first nine months of 1999.

Interest Expense. Average borrowings in the first nine months of 2000 were approximately $2.2 million higher than the first nine months of 1999, due to the increase in borrowings for the purchase of Sierra. Total interest expense was $14.2 million for the first nine months of 2000 compared with $12.4 million for the same period in 1999.

Provision for Income Taxes. Provision for income taxes for continuing operations was $9.4 million and $6.6 million for the first nine months of 2000 and 1999, respectively. These amounts represent both current tax expense for foreign income taxes and deferred federal income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards with its U.S. earnings.

Extraordinary Item. During the first nine months of 1999, the Company purchased, in the open market at a premium, Notes in the face amount of $3.5 million. As a result of the early extinguishment of these Notes, an extraordinary charge of $0.2 million was recognized in the first nine months of 1999.

Net Income. The net income in the first nine months of 2000 was $14.2 million compared with net income of $10.7 million in the comparable 1999 period.

Liquidity and Capital Resources

Short-term and Long-term Debt

As of September 30, 2000 the Company had $6.0 million of outstanding standby letters of credit under the Company's existing credit agreement. The Company had $6.5 million in foreign short-term credit facilities with no amount outstanding at September 30, 2000.

In addition, the Company had outstanding $74.2 million (net of unamortized discount of $0.8 million) of its 11.75% senior subordinated notes due in 2006, $30.3 million of term loan borrowings and $58.5 million in revolver borrowings.

Cash Flow

The Company's operating activities provided net cash of $11.0 million in the first nine months of 2000 compared with cash provided of $16.2 million in the comparable 1999 period. The cash provided by operating activities in 2000 was attributable to net operating profits offset by the increase in working capital in the period. Cash and cash equivalents were $3.2 million at September 30, 2000 compared with $2.9 million at December 31, 1999.

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

Item 6.     Exhibits and Reports on Form 8-K.

           (a) Exhibits:

           The following exhibits are being filed as part of this Report:

          Exhibit No.      Description


             27          Financial Data Schedule as of September 30, 2000


           (b) Reports on Form 8-K:

              None




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                Imo Industries Inc.
                                                    (Registrant)



Date:  November 1, 2000
       ----------------
                                                       /s/ JOHN A. YOUNG
                                                --------------------------------
                                                     John A. Young
                                                  Chief Financial Officer




Date:  November 1, 2000
       ----------------
                                                        /s/ SCOTT FAISON
                                                ----------------------------
                                                    Scott Faison
                                                 Corporate Controller