Form 10-K405
period 2000-12-31
IMO INDUSTRIES INC
filed 2001-04-16
CIK 804151

UNITED STATES

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

For the fiscal year ended           December 31, 2000
                          -------------------------------------------------
                                                            OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------    ----------------

Commission file number - 1-9294

                               Imo Industries Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                   21-0733751
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

  997 Lenox Drive, Suite 111
  Lawrenceville, New Jersey                             08648
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of Registrant's knowledge, in this Form 10-K or any amendment to this Form 10-K. (X )

Shares of Registrant's common stock, $.01 par value, outstanding as of
 March 30, 2001 ......................100

                       DOCUMENTS INCORPORATED BY REFERENCE

  Identification of Documents                    Part into which Incorporated
  ---------------------------                   -----------------------------
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

         Industrial Positioning. The Industrial Positioning segment designs and produces a wide range of power transmission and motion control products, including enclosed gear drives, speed reducers, open gearing components, AC and DC motor controllers, push-pull cable, remote control systems and marine and power equipment after-market products. In Industrial Positioning, the Company's Boston Gear and Morse Controls units are among sales leaders in their respective market segments. Boston Gear products have applications in a wide range of industrial manufacturing operations, ranging from packaging machinery and equipment to integrated steel and pulp and paper mills. Morse Controls products are sold into a variety of end use markets with a concentration in the marine, mobile equipment and aviation sectors. On February 13, 2001, the Company sold the assets of its Morse Controls division and stock of the Morse related subsidiaries to Teleflex Incorporated ("Teleflex") pursuant to an agreement dated November 15, 2000 for $135 million in cash, subject to final adjustment.

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

Industry Segments

A description of the principal products and services offered by each business segment of the Company, as well as the principal markets for such products and services, are set forth below. Certain information with respect to net sales, operating profit, and identifiable assets of each of these segments and by geographic area is contained in Note 10 to the Consolidated Financial Statements.

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

Industrial Positioning
The Industrial Positioning business segment produces speed reducers, loose gearing, and precision mechanical and electronic control products and systems, that are recognized as leading products in their market niches. This segment is comprised of four units: Boston Gear, a leading producer of gears and speed reducers, Fincor Electronics, a producer of adjustable-speed motor controllers, Morse Controls, a manufacturer of push-pull cable and control systems and Sierra International Inc., a marketer of after-market marine and power equipment products. Speed reducers are used to reduce the output speed and increase the torque of power trains in numerous products, ranging from industrial machinery to exercise treadmills. Adjustable-speed motor controllers are used for the accurate control of electric motor speed, torque, shaft position and direction of rotation in applications such as ski lifts, textile machinery, overhead cranes and large printing presses. These operations also produce worm gear sets used as speed reducers by original equipment manufacturers and by oil and gas and industrial machinery customers. Push-pull cable and control systems are used to control and actuate functions, such as steering and valve adjustment, as an alternative to electrical systems. Applications include throttle control and steering systems for both off-the-road vehicles and pleasure boats. After-market marine and power equipment products include engine parts and flexible hose for pleasure craft and lawn and garden equipment. On February 13, 2001, the Company sold the assets of its Morse Controls division and stock of the Morse related subsidiaries to Teleflex Incorporated ("Teleflex").

Discontinued Operations

On February 27, 1998, the Company completed the sale of its Roltra Morse business to Magna International Inc. for cash of $30 million, plus the assumption of Roltra Morse's debt. The sale price approximated the recorded net book value of the business. Net proceeds were used to reduce domestic senior debt.

In accordance with APB Opinion No. 30, the disposal of this business segment has been accounted for as a discontinued operation and, accordingly, the operating results have been segregated and reported as Discontinued Operations in the accompanying Consolidated Statements of Income.

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

Product Distribution and Customers

During 2000, sales by the Company's direct sales forces were approximately 81% and 44% of the Fluid Handling and Industrial Positioning segments, respectively. The Company's remaining sales are made through distributors, dealers and agents.

None of the Company's business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. No customer accounted for 10% or more of consolidated sales from continuing operations in 2000, 1999 or 1998.

Backlog

The Company's backlog of unfilled orders at February 23, 2001, February 25, 2000 and at December 31, 2000, 1999 and 1998, by business segment, was as follows:

                    February 23,   February 25,             December 31,
                    ------------   ------------            ------------
                        2001           2000       2000       1999          1998
                        ----           ----       ----       ----          ----
                                         (Dollars in millions)
Fluid Handling         $ 35.3         $27.9     $ 30.4      $ 25.7       $ 32.1
Industrial Positioning   12.5          36.6       32.9        33.3         30.2
                         ----          ----       ----        ----         ----
                       $ 47.8        $ 64.5     $ 63.3      $ 59.0       $ 62.3
                        ======        ======     ======      ======       ======

Of the total backlog at December 31, 2000, the Company believes that all but approximately $1.9 million of its orders will be filled in 2001. The February 23, 2001 backlog does not include the Morse Controls division which was sold on February 13, 2001.


Raw Materials

The Company obtains raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. The Company's principal raw materials are metals and plastics. The Company's suppliers and sources of raw materials are based in both the United States and internationally. The Company believes that its sources of raw materials are adequate for its needs for the foreseeable future. The loss of any one supplier would not have a material adverse effect on the Company's financial condition or results of operations.

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

Research and Development

The Company's ongoing research and development programs involve the development of new technologies to enhance the performance or lower the cost of manufacturing its products, and the redesign of existing product lines either to increase their efficiency or to lower their manufacturing cost. Expenditures for research and development charged against continuing operations for 2000, 1999 and 1998 by business segment were as follows:




                                                    Year Ended December 31,
                                       2000              1999             1998
                                       ----              ----             ----
                                                  (Dollars in millions)
Fluid Handling                        $ 1.1              $1.5             $2.1
Industrial Positioning                  2.9               2.8              3.2
                                        ---               ---              ---
                                      $ 4.0              $4.3             $5.3
                                      =====              ====             ====

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

Associates

At February 23, 2001, the Company employed approximately 1,000 associates worldwide. Approximately 900 associates were employed in the United States, and approximately 100 associates were employed outside of the United States. There are approximately 100 associates worldwide covered by collective bargaining agreements with various unions expiring in 2001 through 2004. The Morse Controls division is not included as it was sold on February 13, 2001. The Company considers its relations with its associates to be satisfactory.

Item 2. Properties.

The location of the Company's manufacturing facilities at February 23, 2001 are as follows:

Location                       Product                            Owned/Leased

Fluid Handling
Monroe, North Carolina     Three-screw and two-screw pumps              Owned
Columbia, Kentucky         Three-screw and gear pumps                   Owned
Warren, Massachusetts      Two-screw, gear and centrifugal pumps        Owned
Stockholm, Sweden          Three-screw pumps                            Owned
Paris, France              Three-screw pumps                            Leased

Industrial Positioning
Charlotte, North Carolina  Open gearing and clutches                    Owned
Louisburg, North Carolina  Worm gear speed reducers                     Owned
York, Pennsylvania         Electronic drives                            Owned

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

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company's business. None of these legal proceedings are expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it either will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.


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

Item 6. Selected Financial Data.
(Dollars in millions except per share amounts) (a)


                                                                                 Post-Acquisition Pre-Acquisition
                                                 Year        Year        Year        August 29,       January 1,      Year
                                                Ended       Ended       Ended         1997 to          1997 to        Ended
                                               December     December   December      December 31,     August 28,    December
                                               31, 2000*   31, 1999*   31, 1998*        1997             1997       31, 1996
---------------------------------------------- ----------- ----------- ----------- -------------- -------------- -----------
Net sales                                          $329.4      $292.7      $314.4        $108.3        $213.5        $314.4
Income (loss) from continuing operations
  before extraordinary item                          16.4        15.3        10.9          (5.7)        (31.3)       (33.1)
Discontinued operations, net of taxes                 ---         ---         ---         (12.2)          2.4        (16.8)
Extraordinary item (net of tax)                       ---        (0.2)       (5.2)         (3.3)          ---         (8.5)
Net income (loss)                                    16.4        15.1         5.7         (21.2)        (28.9)       (58.4)
---------------------------------------------- ----------- ----------- ----------- -------------- ------------- ------------
(Loss) earnings per share, basic and diluted:
  Continuing operations before extraordinary item                                          (.33)        (1.82)       (1.93)
  Discontinued operations, net of taxes                                                    (.71)          .14        ( .99)
  Extraordinary item                                                                       (.20)          ---         (.49)
  Net loss                                                                                (1.24)        (1.68)       (3.41)
Cash dividends per share                              ---         ---         ---           ---           ---          ---
---------------------------------------------- ----------- ----------- ----------- -------------- ------------ ------------
Total assets                                        371.9       377.1       389.0         463.3                      330.9
Total long-term debt, including current portion     164.9       169.1       174.3         223.4                      276.0
============================================== =========== =========== =========== ============== ============ ============


(a) The notes to the consolidated financial statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(l) should be read in conjunction with this summary.

* As a result of the back-end merger on July 2, 1998, earnings per share is not presented for 2000, 1999 and 1998.



Item 7.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.


The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the audited Consolidated Financial Statements included elsewhere in this Form 10-K Report. Comparisons of the results of operations for the year ended December 31, 2000, with the results for the years ended December 31, 1999 and 1998, are being presented on a historical basis.

Recent Events

Morse Controls Sale: On February 13, 2001, the Registrant sold the assets of its Morse Controls division and stock of the Morse related subsidiaries, to Teleflex pursuant to an agreement dated November 15, 2000 for $135 million in cash, subject to final adjustment. Cash proceeds have been principally used by the Company to pay down its domestic senior debt and accounts receivable securitization. The transaction will be reflected in the Company's financial statements in the first quarter of 2001.

Results of Operations

The Company's former Roltra Morse business is accounted for as a discontinued operation. Accordingly, the operating results of this business have been segregated and reported as Discontinued Operations in the audited Consolidated Financial Statements included elsewhere in this Form 10-K Report. The discussion that follows concerns only the results of continuing operations, which are grouped into two business segments for management and financial reporting purposes: Fluid Handling and Industrial Positioning.

2000 Compared to 1999

Sales. Net sales from continuing operations in 2000 increased 12.6% to $329.4 million, compared with $292.7 million in 1999, as a result of the Fluid Handling segment's sales decreasing 2.6% and an increase of 20.7% in the Industrial Positioning segment's sales. The decrease in the Fluid Handling segment sales is due to cyclicality in the federal and chemical markets during 2000 and unfavorable foreign currency fluctuations of the Swedish Krona. The increase in the Industrial Positioning segment is due to the purchase of Sierra on December 1, 1999.

Gross Profit. Gross profit in 2000 increased as a percentage of sales to 31.7% compared with 31.6% in 1999, as a result of productivity improvements in each segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 17.1% of net sales in the twelve months ended December 31, 2000, as compared with 17.3% in the 1999 period. The decreased expenses as a percentage of sales in 2000 were the result of continued cost reduction programs in each of the Company's operating units.

Interest Expense. Average borrowings in 2000 were approximately $2.3 million higher than in 1999, due to the increase in borrowings for the purchase of Sierra. Total interest expense of $19.5 million in 2000 was $2.8 million, or 16.8%, higher than in 1999.

Income from Continuing Operations. The Company had income from continuing operations of $16.4 million in 2000, compared with $15.3 million in 1999.



1999 Compared to 1998

Sales. Net sales from continuing operations in 1999 decreased 6.9% to $292.7 million, compared with $314.4 million in 1998, as a result of the Fluid Handling segment's sales decreasing 10.4% and a decrease of 4.9% in the Industrial Positioning segment's sales. The decrease in the Fluid Handling segment is due to cyclicality in the crude oil, machinery support and pulp & paper markets and unfavorable effects of a 4.6% change in the exchange rates for the Swedish Krona. The decrease in the Industrial Positioning segment is due to lower demand in the agricultural and power transmission sectors, unfavorable foreign currency fluctuations, the sale of the conveyor business in Germany on July 31, 1998, and inventory reduction programs initiated by key customers.

Gross Profit. Gross profit in 1999 decreased as a percentage of sales to 31.6% compared with 31.9% in 1998, as a result of reduced sales volume and manufacturing levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 17.3% of net sales in the twelve months ended December 31, 1999, as compared with 18.0% in the 1998 period. The decreased expenses as a percentage of sales in 1999 was the result of continued cost reduction programs in each of the Company's operating units.

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

Other Operating Results

Extraordinary Items. The year ended December 31, 1999, includes an extraordinary charge of $0.2 million net of tax, related to the early extinguishment of $3.5 million of its 11.75% senior subordinated notes due in 2006.

The year ended December 31, 1998, includes an extraordinary charge of $5.2 million net of tax, representing charges related to the early extinguishment of the Company's debt under its current senior secured credit facilities and its Notes, as well as the write-off of previously deferred loan costs.

Provision for Income Taxes. Income tax expense from continuing operations was $10.9 million, $8.8 million, and $7.0 million for 2000, 1999 and 1998, respectively.

Income tax expense for the year ended 2000, represents current tax expense of $3.4 million for federal alternative minimum tax, foreign and state income taxes, as the Company is utilizing existing U.S. net operating loss carryforwards to offset its domestic earnings.

The net deferred tax asset currently recorded at December 31, 2000, is $25.3 million, a level where management believes that it is more likely than not that the tax benefit will be realized.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The valuation allowance was $1.7 million for December 31, 2000 and December 31, 1999.

The Company has net operating loss carryforwards of approximately $76.5 million expiring in years 2001 through 2018, and minimum tax credits of approximately $2.7 million, which may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits of approximately $5.3 million, expiring beginning in the year 2002. These carryforwards are available to offset future taxable income, and may be subject to Section 382 limitations, due to the Acquisition.

Taxes have not been provided on the unremitted earnings of foreign subsidiaries since it is the Company's intention to indefinitely reinvest these earnings overseas. The amount of foreign withholding taxes that would be payable on remittance of these earnings is approximately $0.5 million.

Liquidity and Capital Resources

Short-term and Long-term Debt

As of December 31, 2000, the Company had $6.3 million of outstanding standby letters of credit. The Company had $6.0 million in foreign short-term credit facilities with no amounts outstanding at December 31, 2000. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value.

In addition, the Company had outstanding $75.0 million of its 11.75% senior subordinated notes due in 2006, $27.3 million of term loan borrowings and $62.5 million in revolver borrowings.

Cash Flow

The Company's operating activities provided cash of $12.4 million in 2000, compared with cash provided of $39.5 million in 1999. The cash provided by operating activities in 2000 was attributable to net operating profits offset by the increase in working capital in the period. Cash and cash equivalents were $5.2 million at December 31, 2000 compared with $2.9 million at December 31, 1999.

The Company's total debt as a percent of its total capitalization decreased to 55.8% at December 31, 2000, compared with 59.2% at December 31, 1999, as a result of the debt paid down due to internal cash generation.

Capital expenditures of continuing operations decreased to $4.8 million compared with the 1999 level of $6.4 million. In 2000 capital spending was used for the purpose of maintaining and improving competitive advantages at the Company's operations. The Company anticipates that capital expenditures in 2001 will increase over the 2000 level primarily due to expenditures related to new product development in the operating segments. There were no material outstanding commitments for the acquisition of property, plant, and equipment at December 31, 2000.

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

None of the Company's business segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective segments, or on the Company as a whole. No customer accounted for 10% or more of consolidated sales in 2000, 1999 or 1998.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-K Report are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) Item 1 - "Backlog, Raw Materials and Environmental Matters" - the expected ability to fill existing orders in 2001, the continued adequacy of the Company's raw materials sources, and the future impact of environmental matters on the financial condition of the Company; (ii) Item 3 - "Legal Proceedings" - the future impact of legal proceedings on the financial condition of the Company. The Company wishes to caution the reader that, in addition to the matters described above, various factors such as delays in contracts from key customers, demand and market acceptance risk for new products, continued or increased competitive pricing and the effects of under-utilization of plants and facilities, particularly in Europe, and the impact of worldwide economic conditions on demand for the Company's products, could cause results to differ materially from those in any forward-looking statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

During 1999, the Company periodically entered into foreign exchange contracts for purposes of hedging its exposure to foreign currency exchange rate fluctuations. These contracts hedged firm commitments between the Swedish Krona and the German Deutschmark and the United States Dollar. At December 31, 1999, the Company had foreign currency contracts with notional amounts totaling approximately $0.1 million with various expiration dates through June 2000. The amount of deferred gain or loss associated with these contracts is not material. There were no foreign currency contracts outstanding at December 31, 2000.

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

            The Financial Statements and Supplementary Data required by Part II,
               Item 8 of Form 10-K are included in this Part IV of this Form 10-K Report as follows:

               Consolidated Financial Statements

                  Consolidated Statements of Income and Comprehensive Income for
                    the Years Ended December 31, 2000, 1999 and 1998
                  Consolidated Balance Sheets at December 31, 2000 and 1999 Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2000, 1999 and 1998
                  Consolidated Statements of Shareholders' Equity (Deficit)
                    for the Years Ended December 31, 2000, 1999 and 1998
                  Notes to Consolidated Financial Statements
                  Report of Independent Public Accountants
                  Report of Independent Public Accountants on Schedule II Quarterly Financial Information (unaudited)

     (2)     Financial Statement Schedules

         The following consolidated financial statement schedule for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements.


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

 (b)       Reports on Form 8-K

            None



                                  EXHIBIT INDEX

Exhibit No. Note No.         Description
----------  -------         -------------

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

        (B) (21) Amendment to Rights Agreement dated June 25, 1997 between the Company and First Chicago Trust Company of New York

        (C) (22) Second Amendment to Rights Agreement dated July 25, 1997 between the Company and First Chicago Trust Company of New York

        (D) (24) Third Amendment to Rights Agreement dated August 21, 1997 between the Company and First Chicago Trust Company of New York

        (E) (29) Fourth Amendment to Rights Agreement dated April 30, 1998 between the Company and First Chicago Trust Company of New York

          Management Contracts, Compensatory Plans and Arrangements:
         -------------------------------------------------------------

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

   10.8     (10) Change in Control Agreement dated September 13, 1993 between the Company and Donald K. Farrar

   10.9     (19) Change in Control Agreement dated May 21, 1996 between the
                 Company and Donald N. Rosenberg

  10.10     (19) Severance Agreement dated February 6, 1997 between Imo
                 Industries (UK) Limited and Brian Lewis

  10.11     (19) Consultancy Agreement dated February 13, 1997 between Imo
                 Industries Inc. and Brian Lewis

          Other Material Contracts:
         ---------------------------

  10.12(A)(3),(4) The Company's Salaried Employees Stock Savings Plan as amended on July 1, 1987 and as amended on  June 14, 1988

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

   10.19 (A)(18)  Credit Agreement dated as of April 29, 1996 among the Company, as Borrower, Varo Inc., as Guarantor, Warren Pumps Inc. as Guarantor, the Institutions from time to time party thereto as Lenders and Issuing Banks, and Citicorp USA, Inc., as Agent

   10.19 (B)(19)  First Amendment dated as of February 19, 1997 to the Credit
                  Agreement dated as of April 29, 1996 among the Company, as Borrower, Varo Inc., as Guarantor, Warren Pumps, Inc. as Guarantor, the Institutions from time to time party thereto as Lenders and Issuing Banks, and Citicorp USA, Inc., as Agent

   10.20 (A)(11)  Asset Purchase Agreement dated as of November 4, 1994 by and among the Company, Imo Industries International Inc. and Mannesmann Capital Corporation

         (B)(12) Agreement, Amendment and Waiver dated January 17, 1995 by and among the Company and Mannesmann Capital Corporation

   10.21    (12)  Asset and Stock Purchase Agreement dated as of January 1, 1995 by and among the Company and Thermo Jarrell Ash Corporation

   10.22    (13)  Purchase and Sale Agreement among Litton Industries, Inc., and
                  Litton Systems, Inc. and Imo Industries Inc., Baird Corporation, Optic-Electronic International, Inc. and Varo Inc. dated May 11, 1995 and amended and restated as of June 2, 1995

   10.23 (A)(19)  Asset Purchase Agreement dated as of September 13, 1996 between Varo Inc. and Varo Acquisition Corp.

         (B)(19) Reinstatement Agreement dated January 28, 1997 between Varo Inc. and Varo Acquisition Corp.

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
                  Registrant and certain of its subsidiaries and Danaher Corporation and certain of its subsidiaries

   10.27 (A)(26)  Credit and Guaranty Agreement dated as of August 29, 1997 among the Company, as Borrower, II Acquisition Corp., as Guarantor, Certain Financial Institutions, as Lenders,
                  The Bank of Nova Scotia, as Administrative and Documentation Agent and Nationsbanc Capital Markets, Inc., as Syndication Agent for the Lenders

         (B)(28) First Amendment to Credit and Guaranty Agreement dated as of November 6, 1997

         (C)(28) Second Amendment to Credit and Guaranty Agreement dated as of December 2, 1997

         (D)(28) Third Amendment to Credit and Guaranty Agreement dated as of February 16, 1998

         (E)(30) Fourth Amendment to Credit and Guaranty Agreement dated as of March 9, 1998

         (F)(31) Fifth Amendment to Credit and Guaranty Agreement dated as of June 1, 1998

         (G)(32) Sixth Amendment to Credit and Guaranty Agreement dated as of October 15, 1998

         (H)(33) Seventh Amendment to Credit and Guaranty Agreement dated as of August 3, 1999

         (I)(33) Eighth Amendment to Credit and Guaranty Agreement dated as of November 29, 1999

         (J) Ninth Amendment to Credit and Guaranty Agreement dated as of January 26, 2001

   10.28    (27)  Stock Purchase Agreement dated as of January 30, 1998 between the Registrant and Magna International Inc.

   10.29    (33)  Receivables Purchase Agreement dated as of November 29, 1999 among Imo Funding Company, LLC, Imo Industries Inc., Liberty Street Funding Corp. and The Bank of Nova Scotia

   10.30    (33)  Purchase and Sale Agreement dated as of November 29, 1999 among the Originators named herein, Imo Industries Inc. and Imo Funding Company, LLC

   10.31    (33)  Stock Purchase Agreement by and between Echlin Inc. and Imo
                  Industries, Inc. dated as of October 13, 1999

   10.32    (34)  Asset Purchase Agreement dated as of November 15, 2000 between the Registrant and Teleflex Incorporated.

   10.33 Amendment to Asset Purchase Agreement dated as of February 11, 2001 to be effective as of November 15, 2000 between the Registrant and Teleflex Incorporated.

   21             Subsidiaries of the Company as of December 31, 2000

   27             Financial Data Schedule as of December 31, 2000

-----------------------------------------------
NOTES

(1) Incorporated by reference to the Company's Form 8 Amendment No. 2 filed with the Commission on December 9, 1986 amending the Company's Form 10 as filed with the Commission on October 15, 1986.
(2) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 17, 1987.
(3) Incorporated by reference to the Imo Industries Inc. Employees Stock Savings Plan Form 11-K filed with the Commission on April 13, 1988.
(4) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1990.
(5) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1991.
(6) Incorporated by reference to the Company's Form S-8 filed with the Commission on June 17, 1991.
(7) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 1992.
(8) Incorporated by reference to the Company's Form 10-K filed with the Commission on April 19, 1993.
(9) Incorporated by reference to the Company's Form 10-K/A filed with the Commission on August 6, 1993 amending the Company's Form 10-K as filed with the Commission on April 19, 1993.
(10) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1994.
(11) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 14, 1994.
(12) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 29, 1995.
(13) Incorporated by reference to the Company's Form 8-K filed with the Commission on June 19, 1995.
(14) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995,
        Registration No. 33-60533
(15) Incorporated by reference to the Company's Form S-8 as filed with the Commission on June 23, 1995,
        Registration No. 33-60535
(16) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 13, 1995.
(17) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 28, 1996.
(18) Incorporated by reference to the Company's Form S-4 (Registration No. 333-3477) filed with the Commission on May 10, 1996.
(19) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 27, 1997.
(20) Incorporated by reference to the Company's Form 8-A Registration Statement filed with the Commission on May 2, 1997.
(21) Incorporated by reference to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 2, 1997.
(22) Incorporated by reference to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Commission on July 31, 1997.
(23) Incorporated by reference to the Company's Form 10-Q filed with the Commission on August 14, 1997.
(24) Incorporated by reference to the Company's Form 8-K filed with the Commission on August 27, 1997.
(25) Incorporated by reference to the Company's Form 8-K filed with the Commission on September 15, 1997.
(26) Incorporated by reference to the Company's Form 10-Q filed with the Commission on November 14, 1997.
(27) Incorporated by reference to the Company's Form 8-K filed with the Commission on March 13, 1998.
(28) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1998.
(29) Incorporated by reference to the Company's Form 8-A/A filed with the Commission on May 1, 1998.
(30) Incorporated by reference to the Company's Form 10-Q filed with the Commission on May 13, 1998.
(31) Incorporated by reference to the Company's Form 10-Q filed with the Commission on August 14, 1998.
(32) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 31, 1999.
(33) Incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2000.
(34) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 28, 2001.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Imo Industries Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2001
                                       IMO INDUSTRIES INC.


                                       By: /s/ G. SCOTT FAISON
                                               G. Scott Faison
                                     Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Imo Industries Inc. and in the capacities and on the dates indicated.


/s/ JOHN A. YOUNG                  Chief Executive Officer
John A. Young                      and President
                                   (principal executive officer)  April 16, 2001


/s/ G. SCOTT FAISON                Vice President and
G. Scott Faison                    Chief Financial Officer
                                   (principal financial officer)  April 16, 2001


/s/ STEVEN M. RALES                Director                       April 16, 2001
Steven M. Rales


/s/ MITCHELL P. RALES              Director                       April 16, 2001
Mitchell P. Rales


/s/ NEIL D. COHEN                  Director                       April 16, 2001
Neil D. Cohen

/s/ PHILIP W. KNISELY              Director                       April 16, 2001
Philip W. Knisely


Imo Industries Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands)
                                                             Year Ended        Year Ended       Year Ended
                                                            December 31,      December 31,     December 31,
                                                                2000              1999             1998
---------------------------------------------------------- ---------------- ----------------- ---------------
Net Sales                                                         $329,444          $292,694        $314,372
Cost of products sold                                              225,009           200,123         214,081
---------------------------------------------------------- ---------------- ----------------- ---------------

Gross Profit                                                       104,435            92,571         100,291

Selling, general and administrative expenses                        56,340            50,516          56,464
Research and development expenses                                    3,995             4,344           5,317
---------------------------------------------------------- ---------------- ----------------- ---------------

Income From Operations                                              44,100            37,711          38,510

Other income                                                         2,754             1,045             684
Loss / (Gain) on sale of assets                                         24            (2,066)            ---
Interest expense                                                    19,492            16,668          21,293
---------------------------------------------------------- ---------------- ----------------- ---------------

Income From Continuing Operations Before
  Income Taxes and Extraordinary Item                               27,338           24,154          17,901

Income taxes                                                        10,890             8,840           7,008
---------------------------------------------------------- ---------------- ----------------- ---------------

Income From Continuing Operations Before
  Extraordinary Item                                                16,448           15,314          10,893

Extraordinary item - loss on extinguishment of debt,
    (net of tax)                                                       ---            (216)          (5,223)
-------------------------------------------------------------------------------------------------------------

Net Income                                                        $ 16,448         $ 15,098          $5,670
============================================================================================================

Other comprehensive loss, net of taxes -
     Foreign currency translation adjustments                       (3,599)           (1,774)          (266)
---------------------------------------------------------- ---------------- ----------------- ---------------

Comprehensive Income                                              $ 12,849          $ 13,324          $5,404
========================================================== ================ ================= ===============



The accompanying notes are an integral part of these consolidated financial statements






Imo Industries Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except par value)

December 31,                                                                2000           1999
----------------------------------------------------------------- --------------- --------------
Assets
Current Assets
Cash and cash equivalents                                                 $5,152         $2,898
Trade accounts and notes receivable, less allowance of
  $1,404 in 2000 and $1,348 in 1999                                       36,931         30,075
Inventories                                                               55,989         57,844
Deferred income tax assets                                                 6,112         11,972
Prepaid expenses and other current assets                                  3,051          3,051
----------------------------------------------------------------- --------------- --------------
Total Current Assets                                                     107,235        105,840
----------------------------------------------------------------- --------------- --------------
Property, plant and equipment:
Land                                                                       4,501          4,710
Buildings and improvements                                                20,005         20,745
Machinery and equipment                                                   51,592         49,040
----------------------------------------------------------------- --------------- --------------
                                                                          76,098         74,495
Less accumulated depreciation and amortization                           (18,951)       (12,911)
----------------------------------------------------------------- --------------- ---------------
Net property, plant and equipment                                         57,147         61,584
Intangible assets, principally goodwill, net                             175,324        180,746
Investments in and advances to unconsolidated companies                    5,509          5,069
Deferred income tax assets                                                19,231         20,845
Pension and other assets                                                   7,417          2,637
----------------------------------------------------------------- --------------- --------------
Total Assets                                                           $ 371,863      $ 376,721
================================================================= =============== ==============
Liabilities and Shareholders' Equity
Current Liabilities
Notes payable                                                             $    1        $ 1,295
Trade accounts payable                                                    18,393         21,854
Accrued expenses and other liabilities                                    26,720         31,928
Accrued costs related to discontinued operations                           1,610          2,559
Income taxes payable                                                       4,195            ---
Current portion of long-term debt                                         39,666          9,447
----------------------------------------------------------------- --------------- --------------
Total Current Liabilities                                                 90,585         67,083
----------------------------------------------------------------- --------------- --------------
Long-term debt                                                           125,207        159,624
Accrued postretirement benefits - long-term                                8,547          8,555
Accrued pension expense and other liabilities                             17,085         23,869
----------------------------------------------------------------- --------------- --------------
Total Liabilities                                                        241,424        259,131
----------------------------------------------------------------- --------------- --------------
Shareholders' Equity
Preferred stock:  $1.00 par value; authorized and
  unissued 5,000,000 shares                                                  ---            ---
Common stock:  $1.00 par value; authorized and issued
   100 shares                                                                  1              1
Additional paid-in capital                                               120,751        120,751
Retained earnings (deficit)                                               15,996           (452)
Cumulative foreign currency translation adjustments                       (6,309)        (2,710)
----------------------------------------------------------------- --------------- --------------
Total Shareholders' Equity                                               130,439        117,590
----------------------------------------------------------------- --------------- --------------
Total Liabilities and Shareholders' Equity                             $ 371,863      $ 376,721
================================================================= =============== ==============

The accompanying notes are an integral part of these consolidated financial statements.



Imo Industries Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                               Year Ended     Year Ended      Year Ended
                                                              December 31,   December 31,    December 31,
                                                                  2000           1999            1998
------------------------------------------------------------ --------------- -------------- ---------------
OPERATING ACTIVITIES
Net income                                                         $ 16,448       $ 15,098          $5,670
Adjustments to reconcile net income to net cash
   provided by continuing operations:
     Depreciation                                                     7,118          5,597           4,880
     Amortization                                                     5,610          5,354           6,872
     Provision for deferred income taxes                              7,474          7,730           4,668
     Extraordinary item                                                 ---            216           5,223
     Other                                                               80            111              49

     Other changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
          Accounts and notes receivable, excluding effects
             of securitization                                       (6,081)        (5,628)         13,549
          Inventories                                                   711          5,737          11,774
          Accounts payable and accrued expenses                      (7,801)        (5,330)        (21,019)
          Other operating assets and liabilities                     (7,973)        (8,713)          9,163
------------------------------------------------------------ ---------------- --------------- -------------
     Net cash provided by continuing operations                      15,586         20,172          40,829
     Net cash used by discontinued operations                          (949)        (1,730)         (1,219)
-----------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                            14,637         18,442          39,610
------------------------------------------------------------ --------------- -------------- ---------------
INVESTING ACTIVITIES
Net proceeds from sale of businesses and sales
    of property, plant and equipment                                    255          2,332          32,726
Purchases of property, plant and equipment                           (4,750)        (6,402)         (6,049)
Acquisition of Sierra International Inc.                                ---        (33,036)            ---
Net investing activities of discontinued operations                     ---            ---          (1,164)
Other                                                                   ---            ---              80
------------------------------------------------------------ --------------- -------------- ---------------

Net Cash (Used by) Provided by Investing Activities                  (4,495)       (37,106)         25,593
------------------------------------------------------------ ---------------- --------------- -------------
FINANCING ACTIVITIES
(Decrease) increase in notes payable                                 (1,169)           511          (2,421)
Proceeds from sale of accounts receivable                               ---         21,041             ---
Repurchase of receivables for securitization                         (2,234)           ---             ---
Proceeds from long-term borrowings                                   67,650         68,500          23,559
Principal payments on long-term debt                                (71,779)       (73,685)        (71,583)
Purchase of minority shares                                             ---            ---          (6,247)
Premium payment on repurchase of long-term debt                         ---           (210)         (5,822)
Other                                                                   ---            ---             (37)
------------------------------------------------------------ --------------- -------------- ----------------

Net Cash Used by Financing Activities                                (7,532)        16,157         (62,551)
------------------------------------------------------------ ---------------- --------------- -------------
Effect of exchange rate changes on cash                                (356)          (825)             50
------------------------------------------------------------ ---------------- --------------- -------------
Increase (Decrease) in Cash and Cash Equivalents                      2,254         (3,332)          2,702
Cash and cash equivalents at beginning of the period                  2,898          6,230           3,528
------------------------------------------------------------ --------------- -------------- ---------------
Cash and Cash Equivalents at End of the Period                       $5,152         $2,898          $6,230
============================================================ =============== ============== ===============
Supplemental  disclosures of cash flow information:  Cash paid during the period for:

        Interest                                                    $18,857        $15,560         $22,443
        Income taxes                                                $ 2,171        $ 2,671         $ 2,725

The accompanying notes are an integral part of these consolidated financial statements.



Imo Industries Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)
                                                                       Cumulative
                                                                        Foreign
                                             Additional    Retained     Currency
                                  Common      Paid-in     Earnings    Translation
                                  Stock       Capital     (Deficit)    Adjustments     Total
------------------------------- ----------- ------------- ----------- ------------- ------------
Balance at
  December 31, 1997               $ 17,128     $ 106,805   $ (33,016)        $(670)     $90,247
Net income                             ---           ---       5,670           ---        5,670
Purchase of minority interest          ---        (3,181)     11,796           ---        8,615
New equity structure upon
  merger with Imo Merger
  Corp.                            (17,127)       17,127         ---           ---          ---
Foreign currency translation
  adjustments                          ---           ---         ---          (266)        (266)
------------------------------- ----------- ------------- ----------- ------------- ------------
Balance at
  December 31, 1998                      1       120,751     (15,550)         (936)     104,266
Net income                             ---           ---      15,098           ---       15,098
Foreign currency translation
  adjustments                          ---           ---         ---        (1,774)      (1,774)
------------------------------- ----------- ------------- ----------- ------------- ------------
Balance at
  December 31, 1999                      1       120,751        (452)       (2,710)     117,590
Net income                             ---           ---      16,448           ---       16,448
Foreign currency translation
  adjustments                          ---           ---         ---        (3,599)      (3,599)
------------------------------- ----------- ------------- ----------- ------------- ------------
Balance at
  December 31, 2000                  $   1     $ 120,751     $15,996       $(6,309)    $130,439
=============================== =========== ============= =========== ============= ============

The accompanying notes are an integral part of these consolidated financial statements.




Notes to Consolidated Financial Statements

Note 1  Significant Accounting Policies
---------------------------------------

Consolidation: The consolidated financial statements include the accounts of Imo Industries Inc. (the "Company") and its majority-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company uses the equity method to account for investments in corporations in which it does not own a majority voting interest but has the ability to exercise significant influence over operating and financial policies.

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

Shipping and Handling: The Company adopted Emerging Issues Task Force Issue 00-10 "Accounting for Shipping and Handling Fees and Costs," which requires amounts billed to customers for shipping and handling to be included as a component of sales. Shipping and handling costs are included as a component of cost of sales.

Depreciation and Amortization: Depreciation and amortization of plant and equipment are computed principally on a straight-line basis over the estimated useful lives of the assets as follows: buildings and improvements, 10 to 40 years and machinery and equipment, 3 to 15 years.

Earnings Per Share: As a result of the back-end merger on July 2, 1998, earnings per share is not presented for 2000, 1999 and 1998. (See Note 2).

Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 2000. The Company believes that results of operations will not be impacted by the adoption of this statement.

During the fourth quarter of 1999, the Company adopted SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for sales, securitization and servicing of receivables and other financial assets and extinguishment of liabilities. The provisions of the Statement do not have a material impact on the results of operations of the Company.

Intangible Assets: Goodwill of businesses acquired is being amortized on the straight-line basis over 40 years. The carrying value of goodwill is reviewed when indicators of impairment are present, by evaluating future cash flows of the associated operations to determine if impairment exists. Goodwill at December 31, 2000 and 1999 was $172.6 million and $177.2 million, respectively, net of respective accumulated amortization of $16.6 million and $12.0 million. Patents are amortized over the shorter of their legal or estimated useful lives.

Management Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2  Acquisition By Colfax Corporation
-----------------------------------------

On August 28, 1997, Colfax Corporation ("Colfax"), acquired approximately 93% of the Company's outstanding shares of common stock pursuant to its tender offer for all outstanding shares of the common stock of the Company (the "Acquisition"). The consideration paid was $7.05 per share of common stock or $112.1 million in total. On July 2, 1998, Imo Merger Corp., a wholly owned subsidiary of Colfax, merged with and into Imo, pursuant to a short-form merger under Delaware law ("back-end merger"). The Company was the surviving corporation in the back-end merger and as result became a wholly owned subsidiary of Colfax. As of December 31, 2000, 972,961 of the outstanding 1,221,888 common shares held by minority shareholders were converted to cash. A payable of $1.8 million was accrued as of December 31, 2000, for the remaining 248,927 shares that were not converted as of that date. Total consideration for the purchase of Imo was $120.7 million.

Cost Reduction Programs
In connection with the Acquisition, the Company implemented a cost reduction program. The cost of this program was $18.6 million and was accrued for in accordance with the purchase method of accounting. It is comprised of $10.5 million related to severance and termination benefits as a result of headcount reductions at the Company's corporate headquarters. In addition, $1.2 million and $6.9 million of costs for the Company's Fluid Handling and Industrial Positioning segments, respectively, related to severance and termination benefits resulting from headcount reductions and the consolidation of certain manufacturing facilities. The program was completed in 1999. The cash outlays related to this program were $7.4 million in 1998 and $3.1 million during 1999.


Note 3  Discontinued Operations
-------------------------------

On February 27, 1998, the Company completed the sale of its Roltra Morse business to Magna International Inc. for cash of $30 million, plus the assumption of Roltra Morse's debt. The sale price approximated the recorded net book value of the business. Net proceeds were used to reduce domestic senior debt.

In accordance with APB Opinion No. 30, the disposal of this business segment has been accounted for as a discontinued operation and, accordingly, the operating results have been segregated and reported as Discontinued Operations in the accompanying Consolidated Statements of Income and Comprehensive Income.

The income (loss) from operations of the Discontinued Operations for 1998 includes allocated interest expense of $0.2 million. Allocated interest expense is an allocation of corporate interest expense to the Discontinued Operations based on the ratio of net assets to be sold to the sum of the Company's consolidated net assets, if positive, plus consolidated debt. The operating loss of $0.9 million for Roltra Morse for the two months ended February 28, 1998 was accrued as a portion of the estimated loss on disposal as of December 31, 1997.


Note 4 Restructuring Asset Sales
--------------------------------

2000 Assets Sales: During 2000, the Company completed the sales of certain non-operating real estate for net proceeds of $0.3 million.

1999 Assets Sales: During 1999, the Company completed the sales of certain non-operating real estate for net proceeds of $0.1 million.

1998 Assets Sales: On February 27, 1998, the Company sold its Roltra Morse business segment to Magna International. During 1998, the Company also completed the sales of certain non-operating real estate for net proceeds of $0.6 million.


Note 5 Inventories
------------------

Inventories are summarized as follows:

December 31 (Dollars in thousands)                  2000                   1999
-------------------------------------------------------------------------------
Finished products                               $ 21,336               $ 24,740
Work in process                                   11,248                 14,277
Materials and supplies                            24,225                 19,904
-------------------------------------------------------------------------------
                                                  56,809                 58,921
Less customers' progress payments                   (820)                (1,077)
-------------------------------------------------------------------------------
                                                $ 55,989               $ 57,844
===============================================================================


Note 6  Accrued Expenses and Other Liabilities
----------------------------------------------

Accrued expenses and other liabilities consist of the following:

December 31 (Dollars in thousands)                 2000                    1999
-------------------------------------------------------------------------------
Accrued payroll and related items                $9,397                  $8,403
Accrued product warranty costs                    2,780                   2,507
Accrued interest payable                          2,473                   2,496
Accrued litigation and claims costs               1,639                   7,124
Accrued environmental costs                       1,129                   1,548
Accrued divestiture costs                           993                     977
Advance customer payments                           765                     539
Accrued restructuring costs                         308                     909
Other                                             7,236                   7,425
-------------------------------------------------------------------------------
                                               $ 26,720                $ 31,928
===============================================================================


Note 7  Income Taxes
--------------------

The components of income tax expense from continuing operations are:

Year Ended December 31
(Dollars in thousands)                    2000           1999            1998
------------------------------------------------------------------------------

Current:
     Federal                             $  59         $ (449)          $ 233
     Foreign                             2,971          1,326           1,801
     State                                 386            233             306
------------------------------------------------------------------------------
                                         3,416          1,110           2,340
------------------------------------------------------------------------------

Deferred:
     Federal                             7,754          6,450           4,668
     Foreign and State                    (280)         1,280             ---
------------------------------------------------------------------------------
                                         7,474          7,730           4,668
------------------------------------------------------------------------------

                                       $10,890         $8,840          $7,008
==============================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

December 31
(Dollars in thousands)                                 2000                          1999
------------------------------------------ ----------------------------- -----------------------------
                                             Current       Long-term       Current       Long-term
------------------------------------------ ------------ ---------------- ------------ ----------------

Deferred tax assets:
     Postretirement benefit obligation           $ 234          $ 2,996       $  234          $ 3,235
     Expenses not currently deductible           7,082            4,999       12,942            6,467
     Net operating loss carryover                  ---           26,785          ---           29,026
     Tax credit carryover                          ---            8,021          ---            6,071
------------------------------------------ ------------ ---------------- ------------ ----------------
Total deferred tax assets                        7,316           42,801       13,176           44,799
Valuation allowance for
   deferred tax assets                          (1,204)            (516)      (1,204)            (516)
------------------------------------------ ------------- ---------------- ------------ ----------------

Net deferred tax assets                          6,112           42,285       11,972           44,283
------------------------------------------ ------------ ---------------- ------------ ----------------
Deferred tax liabilities:
     Tax over book depreciation                    ---           17,436          ---           16,835
     Other                                         ---            5,618          ---            6,603
------------------------------------------ ------------ ---------------- ------------ ----------------
Total deferred tax liabilities                     ---           23,054          ---           23,438
------------------------------------------ ------------ ---------------- ------------- ---------------
Net deferred tax assets                        $ 6,112          $19,231     $ 11,972         $ 20,845
========================================== ============ ================ ============= ===============

The net deferred tax asset currently recorded at December 31, 2000 is $25.3 million, a level where management believes that it is more likely than not that the tax benefit will be realized. Although the Company has a history of prior losses, these losses were primarily attributable to divested businesses and unusual items.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The valuation allowance was $1.7 million for December 31, 2000 and December 31, 1999.

At December 31, 2000, unremitted earnings of foreign subsidiaries were approximately $27.3 million. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. The amount of foreign withholding taxes that would be payable upon remittance of those earnings is approximately $.5 million.

The components of income from continuing operations before income taxes and extraordinary item:


Year Ended December 31
(Dollars in thousands)                  2000          1999          1998
------------------------------------------------------------------------------
United States                        $ 17,395      $ 14,291       $ 7,963
Foreign                                 9,943         9,863         9,938
------------------------------------------------------------------------------
                                     $ 27,338       $24,154       $17,901
==============================================================================

U.S. income tax expense (benefit) at the statutory tax rate is reconciled below to the overall U.S. and foreign income tax expense.


 Year Ended December 31
(Dollars in thousands)                  2000           1999          1998
------------------------------------------------------------------------------
Tax at U.S. federal income tax rate    $9,568       $ 8,454         $ 6,265
State taxes, net of federal income
  tax effect                              250           151             198
Impact of foreign tax rates and
  credits, and tax refunds               (789)       (1,247)         (1,677)
Net U.S. tax on distributions of
  current foreign earnings                385           486             266
Goodwill amortization and write-off     1,540         1,574           1,995
Other                                     (64)         (578)            (39)
-------------------------------------------------------------------------------
Income tax expense                   $ 10,890       $ 8,840         $ 7,008
===============================================================================

The Company has net operating loss carryforwards of approximately $76.5 million expiring in years 2001 through 2018, and minimum tax credits of approximately $2.7 million, which may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits of approximately $5.3 million that expire beginning in the year 2002. These carryforwards are available to offset future federal taxable income, and may be subject to the Section 382 limitations, due to the Acquisition.


Note 8  Long-Term Debt and Notes Payable
----------------------------------------

Long-Term Debt
Long-term debt consists of the following:

December 31 (Dollars in thousands)                      2000               1999
-------------------------------------------------------------------------------
Term Loans                           (1) (2)        $ 27,290           $ 36,689
Revolver Loans                       (1) (2)          62,500             52,250
Due to Ameridrives International, L.P.  (3)              ---              5,000
Senior subordinated notes with interest at 11.75%,
  due May 1, 2006, net of unamortized discount of
  $0.7 million in 2000 and $0.8 million in 1999       74,299             74,217
Other                                                    784                915
-------------------------------------------------------------------------------
                                                     164,873            169,071
Less current portion                                 (39,666)            (9,447)
-------------------------------------------------------------------------------
                                                    $125,207           $159,624
===============================================================================


(1) A portion of the proceeds from the sale of the Morse Controls division on February 13, 2001 was used to pay down the term loan by $17.3 million. Quarterly principal payments are as follows: $1.1 million due quarterly February 28, 2001 to August 29, 2001; $1.7 million due quarterly November 29, 2001 to August 29, 2002. All revolver balances are due on August 29, 2002.
(2) These loans bear interest at prime plus .50%, or LIBOR plus 1.75%. The prime and LIBOR margins are a sliding scale based on the Company's total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization.)
(3) The majority shareholders of Ameridrives International, L.P. are also the majority shareholders of the Company. This loan bears interest at LIBOR
     + 1.50%.
-------------------------------------------------------------------

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

The aggregate annual maturities of long-term debt, in thousands, for the four years subsequent to 2001 are:

(Dollars in thousands)
------------------------------------------------------------------------------
2002                                                                 $ 125,207
2003                                                                       ---
2004                                                                       ---
2005                                                                       ---
Thereafter                                                                 ---
------------------------------------------------------------------------------

Total                                                                 $125,207
==============================================================================

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

The Credit Agreement requires the Company to meet certain objectives with respect to financial ratios. The Credit Agreement and the Notes contain provisions, which place certain limitations on dividend payments and outside borrowings. Under the most restrictive of such provisions, the Credit Agreement requires the Company to maintain certain minimum interest coverage, fixed charge coverage and maximum permitted debt levels and prohibits dividends. The Company was in compliance with all of its covenants under the Credit Agreement at December 31, 2000.

During March of 2001, the Company plans to exercise its option to call the entire issue of the 11.75% senior subordinated notes due May 1, 2006, for redemption on May 1, 2001, at a redemption price of 106% of the principal amount.

The Company intends to finance the redemption with proceeds from the sale of the Morse Controls division, as well as additional revolver borrowings.

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

Notes Payable
The Company's continuing operations had $6.0 million in foreign short-term credit facilities with $0.001 million outstanding at December 31, 2000. Due to the short-term nature of these debt instruments it is the Company's opinion that the carrying amounts approximate the fair value. As of December 31, 2000, the Company had $6.3 million of outstanding standby letters of credit.


Note 10  Operations by Industry Segment and Geographic Area
-----------------------------------------------------------

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

Year Ended December 31
(Dollars in thousands)                                                2000             1999            1998
----------------------------------------------------------- --------------- ---------------- ---------------
Net Sales
     Fluid Handling                                                $99,170         $101,854        $113,688
     Industrial Positioning                                        230,274          190,840         200,684
----------------------------------------------------------- --------------- ---------------- ---------------
Total net sales                                                   $329,444         $292,694        $314,372
=========================================================== =============== ================ ===============
Segment operating income
     Fluid Handling                                               $ 23,108         $ 22,779        $ 21,462
     Industrial Positioning                                         30,024           23,198          26,323
----------------------------------------------------------- --------------- ---------------- ---------------
Total segment operating income                                      53,132           45,977          47,785
----------------------------------------------------------- --------------- ---------------- ---------------
Equity in income of unconsolidated companies                           742              ---              31
Unallocated corporate expenses                                      (8,332)          (7,344)         (9,275)
(Loss) / Gain on sale of assets                                        (24)           2,066             ---
Interest income / (expense), net                                   (19,157)         (16,545)        (20,640)
Other non operating                                                    977              ---             ---
----------------------------------------------------------- --------------- ---------------- ---------------
Income from continuing operations before income taxes and
extraordinary item                                                $ 27,338         $ 24,154        $ 17,901
=========================================================== =============== ================ ===============

A reconciliation of segment operating income to income from operations follows:

Year Ended December 31
(Dollars in thousands)                                 2000               1999                1998
---------------------------------------- ------------------- ------------------ -------------------
Segment operating income                           $ 53,132           $ 45,977            $ 47,785
Unallocated corporate expenses                       (8,332)            (7,344)             (9,275)
Other income                                           (700)              (922)                ---
---------------------------------------- ------------------- ------------------ -------------------
Income from operations                             $ 44,100           $ 37,711            $ 38,510
======================================== =================== ================== ===================


Year Ended December 31
(Dollars in thousands)                                  2000               1999
-------------------------------------------------------------------------------
Identifiable assets
     Fluid Handling                                 $ 55,129           $ 53,536
     Industrial Positioning                          126,469            125,018
     Corporate                                       190,265            198,167
-------------------------------------------------------------------------------
Total identifiable assets                           $371,863           $376,721
===============================================================================
Depreciation and amortization
     Fluid Handling                                  $ 2,023            $ 1,978
     Industrial Positioning                            5,045              3,360
     Corporate                                         5,660              5,613
-------------------------------------------------------------------------------
Total depreciation and amortization                  $12,728            $10,951
===============================================================================
Capital expenditures
     Fluid Handling                                   $1,312             $1,362
     Industrial Positioning                            3,396              4,738
     Corporate                                            42                302
-------------------------------------------------------------------------------
Total capital expenditures                            $4,750             $6,402
===============================================================================

Identifiable assets of corporate at December 31, 2000 and 1999 include goodwill of $172.6 million and $177.2 million related to the Acquisition of Imo, respectively (See Note 2).

The continuing operations of the Company on a geographic basis are as follows:

Year Ended December 31
(Dollars in thousands)                                    2000               1999                1998
-------------------------------------------- ------------------ ------------------ -------------------
Net sales
     United States                                    $250,387           $203,659            $207,795
     Foreign                                            79,057             89,035             106,577
-------------------------------------------- ------------------ ------------------ -------------------
Total net sales                                       $329,444           $292,694            $314,372
============================================ ================== ================== ===================
Segment operating income
     United States                                    $ 42,163           $ 34,881             $34,523
     Foreign                                            10,969             11,096              13,262
-------------------------------------------- ------------------ ------------------ -------------------
Total segment operating income                        $ 53,132           $ 45,977             $47,785
============================================ ================== ================== ===================


Year Ended December 31
(Dollars in thousands)                                    2000               1999                1998
-------------------------------------------- ------------------ ------------------ -------------------
Identifiable assets
  Continuing Operations:
     United States                                    $319,328           $319,711            $327,720
     Foreign                                            52,535             57,010              61,252
-------------------------------------------- ------------------ ------------------ -------------------
Total identifiable assets                             $371,863           $376,721            $388,972
============================================ ================== ================== ===================

Export sales
     Asia                                               $3,650             $3,463              $5,277
     Canada                                              9,705              5,616               3,801
     Europe                                              4,656              3,461               3,288
     Middle East & North Africa                          1,148                544                 769
     Central and South America                           3,583              4,320               8,272
     Other                                               1,572              2,183               3,440
-------------------------------------------- ------------------ ------------------ -------------------
Total export sales                                    $ 24,314           $ 19,587            $ 24,847
============================================ ================== ================== ===================

No one customer accounted for 10% or more of consolidated sales in 2000, 1999 or 1998.


Note 11  Pension Plans and Other Postretirement Benefits
--------------------------------------------------------

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

It is the general policy of the Company to fund its pension plans in conformity with requirements of applicable laws and regulations. Net periodic pension (income) cost was $(4.9) million in 2000, $(3.8) million in 1999, $0.7 million in 1998, and includes amortization of prior service cost and transition amounts for periods of 5 to 15 years. The 2000, 1999 and 1998 expense includes costs related to retained pension liabilities of discontinued operations.

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

                                                              Pension Benefits                Other Benefits
------------------------------------------------------ ------------------------------- ------------------------------
Year Ended December 31
(Dollars in thousands)                                      2000           1999            2000            1999
------------------------------------------------------ --------------- -------------- ---------------- --------------
Change in benefit obligation:
Benefit obligation at beginning of year                      $206,762       $219,638           $9,014       $ 10,004
Service cost                                                       38            331               13             19
Interest cost                                                  15,625         14,882              659            643
Actuarial loss (gain)                                            5,246       (12,813)             (26)          (705)
Effect of plan change                                             ---            407              ---            ---
Estimated benefits paid                                       (15,079)       (15,683)            (969)          (947)
------------------------------------------------------ --------------- -------------- ---------------- --------------
Benefit obligation at end of year                            $212,592       $206,762           $8,691         $9,014
------------------------------------------------------ --------------- -------------- ---------------- --------------

Change in plan assets:
Fair value of plan assets at beginning of year              $ 235,714       $ 214,742          $  ---          $  ---
Estimated return on plan assets                                 2,333          35,811             ---             ---
Employer contribution                                             309             844             969             947
Estimated benefits paid                                       (15,079)        (15,683)           (969)          (947)
------------------------------------------------------ --------------- --------------- --------------- ---------------
Fair value of plan assets at end of year                    $ 223,277       $ 235,714          $  ---          $  ---
------------------------------------------------------ --------------- --------------- --------------- ---------------

Funded status                                                $ 10,685        $ 28,952        $ (8,691)      $ (9,014)
Unrecognized actuarial gain                                    (6,376)        (30,056)           (205)          (197)
Unrecognized prior service cost                                   493             583              72             79
Unrecognized net obligation                                       127             153             ---            ---
------------------------------------------------------ --------------- --------------- --------------- --------------
Accrued benefit (cost)                                         $4,929          $ (368)       $ (8,824)      $ (9,132)
====================================================== =============== =============== =============== ==============

                                                              Pension Benefits                 Other Benefits
------------------------------------------------------ ------------------------------- -------------------------------
Year Ended December 31
(Dollars in thousands)                                      2000            1999            2000            1999
------------------------------------------------------ --------------- --------------- --------------- ---------------
Discount rate                                                   7.75%           7.75%           7.75%           7.75%
Expected return on plan assets                                  9.25%           9.25%             ---             ---

For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and in all future years. The rate of compensation increase was zero in 2000 and 1999 because the plan was frozen on January 31, 1999.



                                                              Pension Benefits                 Other Benefits
------------------------------------------------------ ------------------------------- -------------------------------
Year Ended December 31
(Dollars in thousands)                                      2000            1999            2000            1999
------------------------------------------------------ --------------- --------------- --------------- ---------------
Components of net periodic benefit cost:
Service cost                                                     $ 38           $ 331            $ 13            $ 19
Interest cost                                                  15,625          14,882             659             643
Expected return on plan assets                                (20,721)        (19,128)            ---             ---
Amortization                                                      162             132             (12)              6
                                                                  ---             ---             ---             ---
------------------------------------------------------ ---------------- -------------- --------------- ---------------
Net periodic (income) benefit cost                           $ (4,896)       $ (3,783)           $660            $668
====================================================== ================ ============== =============== ===============

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $10.1 million, $9.8 million and $8.4 million, respectively, as of December 31, 2000 and related to the Varo and Morse Ltd pension plans. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.8 million, $2.8 million and $1.4 million, respectively, as of December 31, 1999 and related to the US Salaried, Louisburg, Warren and Varo pension plans

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                        1-Percentage-Point   1-Percentage-Point
(Dollars in thousands)                       Increase             Decrease
-------------------------------------------------------------------------------
Effect on total of service and interest
  cost components                             $  45               $ (39)
Effect on the postretirement benefit
  obligation                                  $ 595               $(519)


Plan assets at December 31, 2000 are invested in fixed income investments and equity securities whose values are subject to fluctuations of the securities market.

The Company maintains a defined contribution plan ("Plan") covering substantially all domestic, non-union employees. Eligible employees may generally contribute from 1% to 15% of their compensation on a pre-tax basis to the Plan. The Company's expense for 2000, 1999 and 1998 was $2.6 million, $2 million and $.4 million, respectively, related to the Plan. Effective February 1, 1999, the Company contributions are based on 50% of the first 6% of each participant's pre-tax contribution. In addition, the Company will also contribute 3% of all employees' salary (including non-contribution plan participants) to the defined contribution plan, effective January 1, 1999.


Note 12  Leases
---------------

The Company leases certain manufacturing and office facilities, equipment, and automobiles under long-term leases. Future minimum rental payments required under operating leases of continuing operations that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 2000, are:

 (Dollars in thousands)
-------------------------------------------------------------------------------
2001                                                                    $ 3,433
2002                                                                      2,698
2003                                                                      2,047
2004                                                                        830
2005                                                                        508
Thereafter                                                                2,915
-------------------------------------------------------------------------------

Total minimum lease payments                                           $ 12,431
===============================================================================

Total  rental  expense  under  operating   leases  charged  against   continuing
operations was $6.0 million in 2000, $6.5 million in 1999 and $7.3 million in 1998.


Note 13  Foreign Exchange Contracts
-----------------------------------

The Company periodically enters into foreign exchange contracts for purposes of hedging its exposure to foreign currency exchange rate fluctuations. These contracts hedged firm commitments between the Swedish Krona and the German Deutschmark and the United States Dollar. At December 31, 1999, the Company had foreign currency contracts with notional amounts totaling approximately $0.1 million with various expiration dates through June 2000. The Company did not have any foreign currency contracts outstanding at December 31, 2000.

All foreign currency derivative agreements are with major commercial banks; therefore the risk of credit loss from nonperformance by the banks is considered by management to be minimal. The Company evaluates its exposure to credit loss on an ongoing basis.


Note 14  Sierra International Inc. Acquisition
----------------------------------------------

On December 1, 1999, the Company purchased the stock of Sierra International Inc. ("Sierra") from Echlin Inc., a subsidiary of Dana Corporation. Sierra sells and distributes replacement parts for marine and power equipment applications and marine hose products. Sierra has become part of the Company's Industrial Positioning segment. On February 13, 2001, Sierra was sold with the Company's Morse Controls division. (See Note 16).


Note 15   Accounts Receivable Securitization
--------------------------------------------

On November 29, 1999, the Company entered into an agreement to sell an interest in accounts receivable to finance a portion of the Sierra acquisition. Under the program, the Company entered into an agreement to sell, on a revolving basis, certain of its accounts receivable to a wholly-owned bankruptcy-remote subsidiary, Imo Funding Company, LLC, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a pledged pool of accounts receivable to an unrelated third party purchaser, Scotia Capital. Amounts pledged to the purchaser under this agreement include the accounts receivable from the Company's US operations of the Imo Pump, Boston Gear and Morse Controls divisions.

At December 31, 2000 and 1999, approximately $23.2 million and $22.4 million, respectively, of accounts receivable had been pledged, and of this amount, approximately $18.8 million and $21.0 million, respectively had actually been sold to Scotia Capital under this agreement. The sales are reflected as a reduction of accounts receivable and are net of a discount amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The retained interest in the accounts receivables sold are valued at the carrying amount of the retained accounts receivable net of applicable loss reserve and related commercial paper rates, which approximates fair value. During the year, management monitors the change in the outstanding retained interest and makes adjustments to its carrying amount based on actual and projected losses as well as any changes in interest rates.

As of December 31, 2000 and 1999, the delinquencies on the amounts pledged were approximately $1.1 million and $0.9 million, respectively. During 2000 and 1999, the actual losses on the pledged amounts were approximately $0.2 million and $0.1 million, respectively. At December 31, 2000, a 10 and 20 percent adverse change in the expected losses would have approximately a $0.1 million and $0.2 million, impact on residual interest, respectively. Any changes in interest rates would only have only a marginal impact on residual interest.

The Company, as agent for the purchaser, retains servicing responsibilities for the pledged receivables. The fees received by the Company for these services during 2000 and 1999, were recorded at fair value, and therefore no related assets have been recorded. The discount fees arising from the securitization transactions were approximately $1.5 million and $0.1 million for 2000 and 1999, respectively, recorded as interest expense and are based on the level of receivables sold and related commercial paper rates.

A portion of the proceeds from the sale of the Morse Controls division on February 13, 2001 was used to fully repay the entire accounts receivable securitization. As a result, the Company's ownership interest in the pledged pool of accounts receivable was returned.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for sales, securitization and servicing of receivables and other financial assets and extinguishments of liabilities. The Company adopted the Statement in the 1999 fourth quarter. The provisions of the Statement do not have a material impact on the accounting for actual or future sales of trade accounts receivable under the securitization agreement referred to above. SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125," provides for accounting and reporting standards for sales, securitization and servicing of receivables and other financial assets and extinguishments of liabilities. The Company adopted the Statement's disclosure requirements in the 2000 fourth quarter.


Note 16  Subsequent Events
--------------------------

Sale of Morse Controls - On February 13, 2001, the Company sold the assets of its Morse Controls division and stock of the Morse related subsidiaries, to Teleflex Incorporated ("Teleflex") pursuant to an agreement dated November 15, 2000 for $135 million in cash, subject to final adjustment. Cash proceeds have been principally used by the Company to pay down its domestic senior debt and accounts receivable securitization. The transaction will be reflected in the Company's financial statements in the first quarter of 2001.


Note 17   Contingencies
-----------------------

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

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company's business. None of these legal proceedings are expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it either will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.

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




                    Report of Independent Public Accountants
                    ----------------------------------------


To the Shareholders and Board of Directors of Imo Industries Inc.:

We have audited the accompanying consolidated balance sheets of Imo Industries Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imo Industries Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                         ARTHUR ANDERSEN LLP



Richmond, Virginia
March 28, 2001






             Report of Independent Public Accountants on Schedule II
             -------------------------------------------------------


To the Shareholders and Board of Directors of Imo Industries Inc.:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements included in the Form 10-K Annual Report of Imo Industries Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 28, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II filed as a part of the Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                         ARTHUR ANDERSEN LLP



Richmond, Virginia
March 28, 2001






Imo Industries Inc. and Subsidiaries
Quarterly Financial Information (Unaudited)
Quarterly financial information for 2000 and 1999 is as follows:


                                                                    1st           2nd           3rd           4th
2000 (Dollars in thousands)(a)                                    Quarter       Quarter       Quarter       Quarter

Net Sales                                                            $83,424       $89,130       $78,840       $78,050
Gross profit                                                          26,711        28,873        24,439        24,412
Income from continuing operations
  before extraordinary item                                            4,533         6,111         3,557         2,247
Net income                                                           $ 4,533       $ 6,111       $ 3,557        $2,247


                                                                    1st           2nd           3rd           4th
1999 (Dollars in thousands)(a)                                    Quarter       Quarter       Quarter       Quarter

Net Sales                                                           $ 75,843      $ 77,211      $ 68,371      $ 71,269
Gross profit                                                          23,768        25,650        20,899        22,254
Income from continuing operations
  before extraordinary item                                            3,321         5,352         2,278         4,363
Extraordinary Item                                                      (216)          ---           ---           ---
Net income                                                             3,105         5,352         2,278         4,363

(a) The notes to the consolidated financial statements located in Part IV of this Form 10-K Report as indexed at Item 14(a)(1) should be read in conjunction with this summary.

                                   SCHEDULE II
                      IMO INDUSTRIES INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
---------- ------------------------------------ ---------------- ------------------------------ ---------------

                                                                        ADDITIONS
                                                   BALANCE      -------------------------
                                                 AT BEGINNING     CHARGED TO      OTHER -       DEDUCTIONS -       BALANCE AT
                                                   OF YEAR      COSTS EXPENSES    DESCRIBE      DESCRIBE           END OF YEAR

YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts                    $1,348            $ 538            $  ---         $  477   (3)      $1,404
                                                                                                          5   (1)
                                                =============    =============     ============   =============     =============
Inventory valuation allowance                      $5,682           $1,995            $  ---         $1,504   (5)      $6,097
                                                                                                         76   (1)
                                                =============    =============     ============   =============     =============
Valuation allowance for deferred
  tax assets                                       $1,720           $  ---            $  ---          $  ---           $1,720

                                                =============    =============     ============    =============    =============
Accrued product warranty liability                 $2,507           $1,841            $  ---          $1,554   (4)     $2,780
                                                                                                          14   (1)
                                                =============    =============     ============    =============    =============
YEAR ENDED DECEMBER 31, 1999:

Allowance for doubtful accounts                    $1,058            $ 360            $ 200   (7)      $  50   (2)     $1,348
                                                                                                         220   (3)
                                                =============    =============     ============    =============    =============
Inventory valuation allowance                      $7,222           $1,211            $  36   (2)     $2,810   (5)     $5,682
                                                                                        821   (7)        700   (2)
                                                                                                          98   (1)
                                                =============    =============     ============    =============    =============
Valuation allowance for deferred
  tax assets                                       $1,720           $  ---           $  ---           $  ---           $1,720
                                                =============    =============     ============    =============    =============

Accrued product warranty liability                 $1,423           $1,655            $ 602   (2)     $1,349   (4)     $2,507
                                                                                        176   (7)
                                                =============    =============     ============    =============    =============
YEAR ENDED DECEMBER 31, 1998:

Allowance for doubtful accounts                    $1,435            $(158)           $   3   (2)      $ 229   (3)     $1,058
                                                                                                          (7)  (1)
                                                =============    =============     ============    =============    =============
Inventory valuation allowance                      $9,508            $ 974            $  53   (2)     $3,249   (5)     $7,222
                                                                                                          64   (1)
                                                =============    =============     ============    =============    =============
Valuation allowance for deferred
  tax assets                                      $53,257           $  ---           $  ---          $51,537   (6)     $1,720

                                                =============    =============     ============    =============    =============
Accrued product warranty liability                 $1,844           $1,224            $  46           $1,691   (4)     $1,423

                                                =============    =============     ============    =============    =============


(1)  Foreign exchange adjustments.
(2)  Reclassifications and adjustments.
(3)  Uncollectible accounts written off, net of recoveries.
(4)  Product warranty claims honored during the year.
(5)  Charges against inventory valuation account during the year.
(6)  True up balances and reduce valuation reserve due to management's belief that it is more likely than not that Deferred tax benefits will be utilized in the future.
(7)  Sierra acquisition (not included in the beginning balance).
